Form 10QSB
period 1999-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 1999-05-17
CIK 1074865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended March 31, 1999    Commission file number   000-25415




                 Twin Faces East Entertainment Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                            22-3374562
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

5510 Sepulveda Blvd, Suite 136
Sherman Oaks, California                               91411
(Address of principal executive offices)               (Zip Code)


                              (818) 989-7392
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No    X


     As of March 31, 1999, there were 3,544,349 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 1999                     3

               Income Statement for the three months
               ending March 31, 1999                                  4

               Statement of Cash Flow for the three months
               ending March 31, 1999                                  5

               Statement of Changes in Financial Position
               for the three months ended March 31, 1999              6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      9

     Item 2.   Changes in Securities                                  9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       9

     Item 5.   Other Information                                      9

     Item 6.   Exhibits and Reports of Form 8-K                       9

     SIGNATURES                                                       9

BALANCE SHEET
MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
Current Assets
  Regular Checking Accounts                               $       4,454.95
                                                         -----------------
Total Current Assets                                              4,454.95
                                                        ------------------
Property and Equipment
  Equipment                                                       1,028.87
                                                         -----------------
Total Property and Equipment                                      1,028.87
                                                         -----------------
Other Assets                                                          0.00
                                                         -----------------
Total Assets                                                     $5,483.82
                                                         =================

                          LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                            $   180,800.00
  Accrued Expenses                                               17,900.00
  Loan Payable - Teeple                                          48,861.97
                                                         -----------------
Total Current Liabilities                                       247,561.97

Long-Term Liabilities                                                 0.00
                                                         -----------------
Total Liabilities                                               247,561.97
                                                         -----------------
Capital
  Common Stock                                                    3,465.46
  Paid-in Capital                                               144,412.04
  Retained Earnings                                           (291,748.91)
  Net Income                                                   (98,206.74)
                                                          ----------------
Total Capital                                                 (242,078.15)
                                                          ----------------
Total Liabilities and Capital                             $       5,483.82
                                                          ================

INCOME STATEMENT
FOR THE THREE MONTHS ENDING MARCH 31,1999

Revenues
  Finance Charge Income                                              70.67
                                                         -----------------
Total Revenues                                                       70.67

Cost of Sales                                                         0.00
                                                        ------------------
Gross Profit                                                         70.67
                                                         -----------------
Expenses                                                         98,277.41
                                                         -----------------
Total Expenses                                                   98,277.41
                                                         -----------------
Net Income (Loss)                                              (98,206.74)
                                                         =================

STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDING MARCH 31, 1999

Cash Flows from operating activities
  Net Income (Loss)                                         $  (98,206.74)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                                48,000.00
   Accrued Expenses                                              17,900.00
   Loan Payable - Teeple                                          9,113.91
                                                            --------------
Total Adjustments                                                75,013.91
                                                            --------------
Net Cash provided by Operations                                (23,192.83)
                                                            --------------
Cash Flows from investing activities Used For

  Net cash used in investing                                          0.00
                                                            --------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                       54.40
  Paid-in capital                                                22,015.60
                                                            --------------
Net cash used in financing                                       22,070.00
                                                            --------------
Net increase (decrease) in cash                            $    (1,122.83)
                                                           ===============
Summary
  Cash Balance at End of Period                           $       4,454.95
  Cash Balance at Beginning of Period                           (5,577.78)
                                                          ----------------
Net Increase (Decrease) in cash                            $    (1,122.83)
                                                          ================

STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE THREE MONTHS ENDING MARCH 31, 1999

Sources of Working Capital
  Net Income (Loss)                                         $  (98,206.74)
  Add back items not requiring working capital                        0.00
                                                            --------------
Working capital from operations                                (98,206.74)
Other sources
  Common Stock                                                       54.40
  Paid-in Capital                                                22,015.50
                                                             -------------
Total sources                                                  (76,136.74)
                                                             -------------
Use of Working capital                                                0.00
                                                             -------------
Total Uses                                                            0.00
                                                            --------------
Net change                                                  $  (76,136.74)
                                                            ==============
Analysis of components of changes
Increase (Decrease) in current assets
  Regular Checking Account                                 $    (1,122.83)
(Increase) Decrease in Current Liabilities
  Accrued Salary                                               (48,000.00)
  Accrued Expenses                                             (17,900.00)
  Loan Payable - Teeple                                         (9,113.91)
                                                           ---------------
Net Change                                                  $  (76,136.74)
                                                           ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with
the   Company's  financial  statements  and  the  notes  thereto  contained elsewhere in this filing.

Overview

     The Company, TWIN FACES EAST ENTERTAINMENT CORPORATION, a Nevada corporation (the "Company") is a development stage company formed in 1997. The purpose of the company's activities is the commercial development of its entertainment and educational properties. The Company products essentially lie within 3 areas: 1- Educational Property with a Copyrighted filed process called ReadspeakT, 2- Feature film and television live and animated film scripts awaiting funding to enter production; and 3-Documentary quality film of Dr. Albert Einstein. The Company was incorporated under the laws of the State of Delaware on December 5, 1997 and reincorporated under the laws of the State of Nevada on June 17, 1998.

     The Company has implemented a dual commercialization strategy for its products. The first element of this strategy entails the development of its pages from a Rabbit Journal TV series for children. The company plans to use the films to launch its ReadSpeakT program. ReadSpeakT is the Company's proprietary program for inserting captioning into films in a manner that will enable kids to learn to read at a faster pace, enable people to learn foreign languages as well as to make it more appealing for the hearing impaired to watch a "close captioned" film or TV show. The second part of the Company's strategy involves the implementation of the company's characters for sale as a licensing vehicle for use in other markets. A kid's prosthetic company has been licensed a logo for embedding in prosthetics for kids.

     The Company has ownership of extensive film footage of Einstein, which has not been viewed by the public to date. The company has received numerous requests for development of the footage into books, a documentary, photo exhibits, and similar entertainment venues.

Results of Operations for the three months ended March 31, 1999

      Total operating expenses from continuing operations were $98,207 for the three months ended March 31, 1999, as compared to the operating expenses of $291,749 for the period of December 5, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $1,091.19 for the period ending March 31, 1999, and an average daily calculation of operating expenses of $746.11 for the period ending December 31, 1998, this represented a 46% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Salaries expenses in the sum of $48,000 and legal and professional expenses in the sum of 26,184 during the period ending March 31, 1999. The legal and professional expenses were primarily the result of the Company's preparation a filing requirements with the initial Securities and Exchange Commission filings.

Forward-Looking Statements and Associated Risks

     This   Quarterly   Report  on  Form  10-QSB  contains  forward-looking
statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $5,484 and its liabilities were $247,562, resulting in an deficit of assets of ($242,078). Cash was $4,455 at March 31, 1999 as compared to cash of $5,568 on December 31, 1998, a decrease of $1,113. This represented a 20% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1999. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff                  By:/s/ Stan Teeple
   -----------------------                   -----------------------
  Michael Smolanoff                          Stan Teeple
  CEO, President                             Secretary/ Treasurer


Date: May 14, 1999                        Date: May 14, 1999