Form 10QSB
period 1999-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 1999-08-13
CIK 1074865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 1999      Commission file number 000-25415




                 Twin Faces East Entertainment Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                                 22-3374562
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1850 E. Flamingo Rd. Suite 111-A
Las Vegas, Nevada                                      89015
(Address of principal executive offices)               (Zip Code)


                              (702) 866-5858
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No    X


     As of June 30, 1999, there were 3,544,349 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 1999                 3

               Income Statement for the three months
               ending June 30, 1999                              4

               Income Statement for the six months
               ending June 30, 1999                              5

               Statement of Cash Flow for the six months
               ending June 30, 1999                              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      7-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Changes in Securities                             9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  10

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
Current Assets
  Regular Checking Accounts                                  $       49.35
                                                            --------------
Total Current Assets                                                 49.35
                                                            --------------
Property and Equipment
  Equipment                                                       1,028.87
                                                            --------------
Total Property and Equipment                                      1,028.87
                                                            --------------
Other Assets                                                          0.00
                                                            --------------
Total Assets                                                     $1,078.22
                                                             =============

                          LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                            $   230,600.00
  Accrued Expenses                                               20,609.17
  Loan Payable - Smolanoff                                        2,711.72
  Loan Payable - Teeple                                          77,477.19
                                                           ---------------
Total Current Liabilities                                       331,398.08

Long-Term Liabilities                                                 0.00
                                                            --------------
Total Liabilities                                               331,398.08
                                                            --------------
Capital
  Common Stock                                                    3,465.46
  Paid-in Capital                                               144,412.04
  Retained Earnings                                           (291,748.91)
  Net Income                                                  (186,448.45)
                                                            --------------
Total Capital                                                 (330,319.86)
                                                            --------------
Total Liabilities and Capital                                $    1,078.22
                                                            ==============

INCOME STATMENT
FOR THE THREE MONTHS ENDING JUNE 30, 1999
Revenues
  Finance Charge Income                                              29.28
                                                             -------------
Total Revenues                                                       29.28
                                                             -------------
Cost of Sales                                                         0.00
                                                              ------------
Total Cost of Sales                                                   0.00
                                                             -------------
Gross Profit                                                         29.29
                                                              ------------
Operating Expenses
     Selling, General and Administrative                         88,270.99

Net Income (Loss)                                              (88,241.71)
                                                             =============

INCOME STATMENT
FOR THE SIX MONTHS ENDING JUNE 30, 1999

Revenues
  Finance Charge Income                                              99.95
                                                               -----------
Total Revenues                                                       99.95

Total Cost of Sales                                                   0.00
                                                                ----------
Gross Profit                                                         99.95
                                                               -----------
Operating Expenses
     Selling, General and Administrative                        186,548.40

Net Income (Loss)                                             (186,448.45)
                                                              ============

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 1999

Cash Flows from operating activities
  Net Income (Loss)                                        $  (186,448.45)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                                97,800.00
   Accrued Expenses                                              20,609.17
   Loan Payable - Smolanoff                                       2,711.72
   Loan Payable - Teeple                                         37,729.13
                                                          ----------------
Total Adjustments                                               158,850.02
                                                          ----------------
Net Cash provided by Operations                                (27,598.43)
                                                          ----------------
Cash Flows from investing activities Used For

  Net cash used in investing                                          0.00
                                                          ----------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                       54.40
  Paid-in capital                                                22,015.60
                                                           ---------------
Net cash used in financing                                       22,070.00
                                                           ---------------
Net increase (decrease) in cash                            $    (5,528.43)
                                                           ===============
Summary
  Cash Balance at End of Period                              $       49.35
  Cash Balance at Beginning of Period                             (920.32)
                                                           ---------------
Net Increase (Decrease) in cash                              $    (870.97)
                                                           ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with
the   Company's  financial  statements  and  the  notes  thereto  contained elsewhere in this filing.

Overview

     The Company, TWIN FACES EAST ENTERTAINMENT CORPORATION, a Nevada corporation (the "Company") is a development stage company formed in 1997. The purpose of the company's activities is the commercial development of its entertainment and educational properties. The Company products essentially lie within 2 areas: 1- Feature film and television live and animated film scripts awaiting funding to enter production; and 2-Documentary quality film of Dr. Albert Einstein. The Company was incorporated under the laws of the State of Delaware on December 5, 1997 and reincorporated under the laws of the State of Nevada on June 17, 1998.

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

Results of Operations for the three months ended June 30, 1999

      Total operating expenses from continuing operations were $88,271 for the three months ended June 30, 1999, as compared to the operating expenses of $98,277 for the three months ended March 31, 1999. Utilizing an average daily calculation of operating expenses of $970.01 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $1,091.19 for the period ending March 31, 1999, this represented a 11% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company decreasing expenses in legal and professional expenses during the period ending June 30, 1999.

Results of Operations for the six months ended June 30, 1999

      Total operating expenses from continuing operations were $186,549 for the six months ended June 30, 1999, as compared to the operating expenses of $291,794 for the period of December 5, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $1,158.69 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $746.11 for the period ending December 31, 1998, this represented a 55% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of June 30, 1999 (Unaudited)

     As of June 30, 1999, the Company's assets were $1,078 and its liabilities were $331,398, resulting in an deficit of assets of ($330,320). Cash was $49.35 at June 30, 1999 as compared to cash of $4,455 on March 31, 1999, a decrease of $1,113. This represented a 99% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

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

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

      On August 2, 1999, a lawsuit was filed in the United States District Court for the Southern District of New York, ReadSpeak, Inc. vs Twin Faces East Entertainment Corp., case No. 99 Civil 8606. The claim in the action pertains to a violation by Twin Faces of the Lanham Act, unfair competition and infringement of patent rights. Although the Company consented to the issuance of a temporary restraining order wherein the Company agrees not to promote ReadSpeak until further order of the court, the Company has not conceded to the validity of the claim and intends to assert a counter claim, contesting the claim of intellectual property rights as asserted by ReadSpeak, Inc.

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     8-K filed June 30, 1999
     8-K filed July 29, 1999

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff                  By:/s/ Stan Teeple
   Michael Smolanoff                         Stan Teeple
  CEO, President                             Secretary/ Treasurer


Date: August 14, 1999                     Date: August 14, 1999