Form 10QSB
period 1999-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 1999-11-09
CIK 1074865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended                             Commission file number
September 30, 1999                                000-25523



                 Twin Faces East Entertainment Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                                 22-3374562
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1850 E. Flamingo Rd., Suite 111-A
Las Vegas, Nevada                                      89119
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

                         Yes               No    X


   As of September 30, 1999, there were 4,159,349 shares of common stock outstanding.

                TWIN FACES EAST ENTERTAINMENT CORPORATION
                           FOR THE QUARTER ENDED
                            SEPTEMBER 30, 1999

                                   INDEX
PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 1999                 3

               Statement of changes in stockholder's equity
               for the three months ending September 30, 1999         4

               Statement of changes in stockholder's equity
               for the nine months ending September 30, 1999          5

               Income Statement for the three months
               ending September 30, 1999                              6

               Income Statement for the nine months
               ending September 30, 1999                              7

               Statement of Cash Flow for the three months
               ending September 30, 1999                              8

               Statement of Cash Flow for the nine months
               ending September 30, 1999                              9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      10-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13

     Item 2.   Changes in Securities                                  13

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      13

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       13

     Item 5.   Other Information                                      13

     Item 6.   Exhibits and Reports of Form 8-K                       13

     SIGNATURES                                                       14

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                               BALANCE SHEET
                            SEPTEMBER 30, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
Current Assets
  Regular Checking Account                                           3,940
                                                             -------------
Total Current Assets                                                 3,940

Property and Equipment
  Equipment                                                          1,029
                                                             -------------
Total Property and Equipment                                         1,029

Other Assets                                                             0
                                                             -------------
Total Other Assets                                                       0

Total Assets                                                        $4,969
                                                             =============

                          LIABILITIES & CAPITAL
Current Liabilities
  Accrued Salary                                                  $180,248
  Loan Payable - Smolanoff                                           3,072
  Loan Payable - Teeple                                             98,363
                                                             -------------
Total Current Liabilities                                         $281,683

Long-Term Liabilities
  Total Long-Term Liabilities                                            0
                                                             -------------
  Total Liabilities                                                281,683

Capital
  Common Stock Issued                                                4,159
  Additional Paid-In Capital                                       562,674
  Accumulated Deficit                                            (843,547)
                                                             -------------
Total Capital                                                    (276,714)
                                                             -------------
Total Liabilities & Capital                                         $4,969
                                                             =============

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1999



                                   Common Stock     Additional
                                                     Paid-In   Accumulated
                                                     Capital     Deficit
                                             Par
                                   Shares   Value
                                  --------- ------  ---------- -----------
Balance 6-30-99                   3,465,460  3,465     144,412   (478,197)
Shares Issued To:
      Officer/Directors     for      80,000     80     100,672
services
  Consultants for services          623,890    624     267,590
  Cancelled Shares                 (10,000)   (10)
  Other cash                                            50,000
Offering Costs
Net (loss)                                                       (365,350)
                                  --------- ------  ---------- -----------
Balance 9-30-99                   4,159,349  4,159     562,674   (843,547)
                                  ========= ======  ========== ===========

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999



                                   Common Stock     Additional Accumulated
                                                     Paid-In     Deficit
                                                     Capital
                                   Shares    Par
                                            Value
                                  --------- ------  ---------- -----------
Balance 12-31-98                  3,411,060  3,411     208,022   (291,749)
Shares Issued To:
  Officer/Directors for services     80,000     80     100,672
  Consultants for services          678,290    678     289,606
 Cancelled Shares                  (10,000)   (10)
Other cash                                              50,000
Offering Costs                                        (85,626)
Net (loss)                                                       (551,798)
                                  --------- ------  ---------- -----------
Balance 9-30-99                   4,159,349  4,159     562,674   (843,547)
                                  ========= ======  ========== ===========

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                             INCOME STATEMENT
                     FOR THE THREE MONTH PERIOD ENDING
                            SEPTEMBER, 30 1999

                                                                1999
Revenues
  Other Income                                                     $ 32.40
                                                            --------------
Total Revenues                                                      $32.40
                                                            --------------
Cost of Sales                                                         0.00
                                                            --------------
Total Cost of Sales                                                   0.00
                                                            --------------
Gross Profit                                                        $32.40
                                                            --------------
Expenses
Total Expenses                                                  365,381.75
                                                            --------------
Net Income (Loss)                                            $(365,349.35)
                                                            ==============
Loss Per Share                                                      (0.09)
                                                            ==============
Number of shares outstanding                                     4,159,349
                                                            ==============

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                             INCOME STATEMENT
                     FOR THE NINE MONTH PERIOD ENDING
                            SEPTEMBER 30, 1999

                                                                 1999
Revenues
  Other Income                                                    $ 132.35
                                                              ------------
Total Revenues                                                     $132.35
                                                              ------------
Cost of Sales                                                         0.00
                                                              ------------
Total Cost of Sales                                                   0.00
                                                              ------------
Gross Profit                                                       $132.35

Expenses
Total Expenses                                                  551,930.15
                                                             -------------
Net Income (Loss)                                            $(551,797.80)
                                                             =============
Loss Per Share                                                      (0.13)
                                                             =============
Number of shares outstanding                                     4,159,349
                                                             =============

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                          STATEMENT OF CASH FLOW
                     FOR THE THREE MONTH PERIOD ENDING
                            SEPTEMBER 30, 1999

Cash Flows from operating activities
  Net Income (Loss)                                           $  (365,349)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                                 (50,352)
   Accrued Expenses                                               (20,609)
   Loan Payable - Smolanoff                                            360
   Loan Payable - Teeple                                            20,885
                                                             -------------
Total Adjustments                                                 (49,716)
                                                             -------------
Net Cash provided by Operations                                  (415,065)
                                                             -------------
Cash Flows from investing activities Used For

  Net cash used in investing                                             0
                                                             -------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                         704
  Paid-in capital                                                  418,622
Used For
  Common Stock                                                        (10)
  Paid-in capital                                                    (360)
                                                             -------------
Net cash used in financing                                         418,956
                                                             -------------
Net increase (decrease) in cash                               $    (3,891)
                                                             =============
Summary
  Cash Balance at End of Period                              $       3,940
  Cash Balance at Beginning of Period                                (886)
                                                             -------------
Net Increase (Decrease) in cash                               $    (3,054)
                                                             =============

                      TWIN FACES ENTERTAINMENT CORPORATION
                             STATEMENT OF CASH FLOW
                       FOR THE NINE MONTH PERIOD ENDING
                              SEPTEMBER 30, 1999
Cash Flows from operating activities
  Net Income (Loss)                                           $  (551,798)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                                   47,448
   Accrued Expenses                                                      0
   Loan Payable - Smolanoff                                          3,072
   Loan Payable - Teeple                                            58,615
                                                              ------------
Total Adjustments                                                  109,134
                                                              ------------
Net Cash provided by Operations                                  (442,664)
                                                              ------------
Cash Flows from investing activities Used For

  Net cash used in investing                                             0
                                                              ------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                         758
  Paid-in capital                                                  440,638
Used For
  Common Stock                                                        (10)
  Paid-in capital                                                    (360)
                                                              ------------
Net cash used in financing                                         441,026

Net increase (decrease) in cash                               $    (1,638)
                                                              ============
Summary
  Cash Balance at End of Period                                          $
                                                                     3,940
  Cash Balance at Beginning of Period                              (5,578)
                                                              ------------
Net Increase (Decrease) in cash                               $    (1,638)
                                                              ============

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the nine months ended September 30, 1999 and the cash flows for the nine months ended September 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

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

Results of Operations for the three months ended September 30, 1999

      Total operating expenses from continuing operations were $365,382 for the three months ended September 30, 1999, as compared to the operating expenses of $88,271 for the three months ended June 30, 1999. Utilizing an average daily calculation of operating expenses of $3,972 for the period ending September 30, 1999, and an average daily calculation of operating expenses of $970 for the period ending June 30, 1999, this represented a 309% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing expenses in legal and consulting expenses during the period ending September 30, 1999.

Results of Operations for the nine months ended September 30, 1999

      Total operating expenses from continuing operations were $551,930 for the nine months ended September 30, 1999, as compared to the operating expenses of $291,794 for the period of December 5, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $2,022 for the period ending September 30, 1999, and an average daily calculation of operating expenses of $746 for the period ending December 31, 1998, this represented a 171% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of September 30, 1999 (Unaudited)

     As of September 30, 1999, the Company's assets were $4,969 and its liabilities were $281,683, resulting in an deficit of assets of ($276,714). Cash was $3,940 at September 30, 1999 as compared to cash of $49 on June 30, 1999, a increase of $3,891. This represented a 7841% increase in available cash.

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

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

      In an effort to avoid protracted litigation, Twin Faces East Entertainment, Inc. ("the company") entered into a settlement agreement with ReadSpeak, Inc. to end the litigation in ReadSpeak, Inc. vs. Twin Faces East Entertainment (United States District Court, Southern District of New York - Case No. 99 Civ. 8602 (DLC) (DFE)). The parties agreed to a cross irrevocable and unconditional release of claims, counterclaims, demands, damages, etc., in exchange for the Company; (i) paying the sum of $5,000, (ii) the Company acknowledging that ReadSpeak, Inc. owns the patent rights to US Patent No. 5,741,136, and ReadSpeak, Inc. has the sole and exclusive rights to the trademark "ReadSpeak," (iii) that the Company accepts the validity of the above patent, and (iv) the Company agrees to the entry of a permanent injunction wherein the Company will not utilize ReadSpeak technology.

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     8-K filed October 5, 1999

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/Michael Smolanoff                   By:/s/ Stan Teeple
   ----------------------                     ----------------------
  Michael Smolanoff                          Stan Teeple
  CEO, President                             Secretary/ Treasurer


Date: November 8, 1999                  Date: November 8, 1999