Form 10KSB
period 1999-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2000-03-30
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

      [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1999

                      Commission File Number: 000-25415

                     TWIN FACES EAST ENTERTAINMENT CORP.
            (Exact name of registrant as specified in our charter)

Nevada                                                 22-3374562
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1850 E. Flamingo Rd., Suite #111-A
Las Vegas, Nevada                                      89119
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number including area code: (702) 866-5858

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2000, was 4,534,349 shares, held by approximately 45 stockholders.

     This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

    In this Form 10KSB references to "we," "us," and "our" refer to TWIN FACES EAST ENTERTAINMENT CORP.

PART I

ITEM 1.   BUSINESS

General

Overview

     Twin Faces East Entertainment Corporation, a Nevada corporation (the "Company") is a development stage company formed in 1997. The Company was incorporated under the laws of the State of Delaware on December 5, 1997 and reincorporated under the laws of the State of Nevada on June 17, 1998. The re-incorporation in the State of Nevada was the result of Nevada's policy of encouraging incorporation in that State and, in furtherance of that policy, has adopted comprehensive, modern and flexible corporate laws, which are periodically updated and revised to meet changing business needs. In addition, Nevada continues to pursue a position of no corporate taxation.

     We have been plagued with insufficient capital from formation. This lack of capital has prevented the Company from developing its product base which is essentially the production and marketing of films and related products.

Business of the Company

     We are in the development stage as a producer of entertainment and educational related programming and technology, which originated through the efforts of Dr. Michael Smolanoff, a director and officer of the Company. Our products include; (i), documentary films of Dr. Albert Einstein, and (ii) feature film and television scripts.

     The Einstein Properties are the result of Dr. Smolanoff's acquisition of the films from Peter A. Buckey. Peter A. Buckey, the son of one of Albert
Einstein's  oldest and closest friends, provides a rare insight  into  Albert
Einstein's private life, opinions, and foibles that are now folded into unique and rare videos. The Company owns original 16mm film footage of rare moments such as the family vacation when Einstein wrote that fateful letter to Franklin D. Roosevelt that led to the Manhattan Project. Peter was Einstein's driver, and companion initiating extensive dialogue, keeping copious notes, and storing and recording priceless memories.

     "Pages From A Rabbit Journal"T, a children's book and future film script was created by Dr. Smolanoff. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message. The initial video episode, will serve as a pilot for a television series which is contracted through Nightwing Entertainment Group, Inc. to be shown on Fox Children's Network and/or Nickelodeon. In addition, Channel America, through a contract with Nightwing Entertainment Group, Inc.
has  agreed  to show between 13 to 65 episodes of the series.    Further,  an
agreement is in place with Nightwing Entertainment Group, Inc. that provides for Congress Home Video to distribute a minimum of twelve of each episode into approximately 22,000 video stores nationwide.

Properties for Future Development

     In addition to the Einstein film, and Pages From a Rabbit Journal, the Company has acquired, from Dr. Smolanoff, various other entertainment books and programming. We plan to release these other products as our business expands and cash flows are adequate to launch new products. We have not established definitive time frames or costs of launching these new products.

     "Hidden Treasures of the World"T. This is a series of one hour, made for television, specials showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary "St. Lavra" from Kiev Russia is complete and ready for distribution.

     "Jungle Bunch"T. "The Adventures of the Jungle Bunch"T is a children's story for animation that follows the adventures of five young animals searching for their families. These five babies are brought together as a result of a terrible storm, which separates them from their families. It is a continuing series that focuses on the concept of teamwork, which is somewhat unique in the children's story. This teaches our children in an entertaining and receptive environment to overcome their differences and work together for a common goal. This series is made for television and home video placement.

     "Bixbee"T. This is an animated CD ROM game that could easily evolve into
a  television  special.   Your  child can be scanned  into  this  interactive
program for fun and adventures with "Bixbee"T.

     "The Town That Arrested Santa Claus"T. A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S., until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, audio cassette and to become a television animated special.

     "A Real Man". A script written by Johnnie King to be produced by the Company.

Properties Eliminated from the Company Development Program.

      We eliminated ReadSpeak as the consequence of a settlement agreement entered into which resulted from litigation over the ReadSpeak technology. (see "Item 3 - Legal Proceedings")

Research and Development

     From inception in December of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from December 5, 1997 through December 31, 1999, we incurred operating expenses of $944,386 against revenues of $749, which resulted in an operating loss of $943,637.

Marketing

     Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements, other than the Nightwing Entertainment, Inc. and Channel America, Inc. agreements, both of which are further defined in this filing. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital could in turn cause the Company to become insolvent.

Governmental Approval, Regulation and Environmental Compliance

     Other than general business licensing requirements, we are unaware of any governmental approval necessary for our operations in the entertainment industry. In addition, we are unaware of existing or probable governmental regulations on the entertainment industry. We anticipate that we will have no material costs associated with compliance with either federal, state or local environmental law.

Risks Associated with Operations

     Our long-term success is partially predicated on the strength of obtaining the necessary patents, trademarks, and copyrights to protect our intellectual property.

     Our principal competition consists of entities within the entertainment and technology industries, which are well established. Our ability to compete against these more established and more financially stable companies is premised upon our ability to developing products that are currently unavailable in the entertainment industry.

     Another uncertainty is the dependence on key personnel familiar with our products. The loss of Dr. Smolanoff could have an adverse effect on our continued product development and business operations.

Business Strategy

   Our objective is to utilize the Einstein film, Pages From a Rabbit JournalT and other scripts owned by the Company to begin generating revenues. Our ability to generate revenues from current products is conditional upon our ability to enter into agreements for the production and distribution of the products. In some cases we will be required to provide capital required for filming, editing, and other costs associated in providing the materials required for the production and distribution of the products. We currently do no have sufficient capital to cover our portion of the costs which more than likely will cause some delay in the production and distribution of our film products.

   We have entered into an agreement with Nightwing Entertainment, Inc. to act as an authorized agent and distributor for the Company in reference to Pages From a Rabbit JournalT. Nightwing Entertainment, Inc. has entered into an agreement with Channel America Television Network, Inc. for the purposes of utilizing the Company's Pages From a Rabbit JournalT for television network programming. The contract provides for a minimum of 13 telecasts and a maximum of 65 at a purchase price of $250,000 per episode.

   Our plan of strategy is to continue to pursue agreements such as the Nightwing Entertainment, Inc. and Channel America Television Network, Inc. agreements for additional scripts of the Company. In addition, we have been in discussions with various documentary agents, publishers, and studios for the marketing of the Einstein Properties. There is no assurance that we will be able to obtain such agreements, or if such agreements are obtained, whether they will be profitable to the Company.

Competition

     We compete with numerous other entertainment and film production companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.
Developing and Changing Market

     The market for films and entertainment products and peripheral technologies is continually evolving and changing. We do not believe that these risks are material at this time; however, there can be no assurance that our assessment of the market place is correct, nor that our products will continue to be accepted in the future.
Intellectual Property

     Many of the processes and much of the know-how of importance to our technology depends upon the non-patentable technology, knowledge, and experience of our technical personnel and collaborators. To help protect our rights, we require employees, collaborators, and significant consultants and advisors with access to confidential information, to enter into confidentiality agreements. There can be no assurance that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. In addition, our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of copyrights, trade secret laws and non-disclosure agreements to protect our proprietary technology.

     Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for Pages from a Rabbit JournalT, the Einstein properties and the "St. Lavra" documentary properties. There can be no assurance that we will obtain any copyright protection covering the products we plan to market, or that any copyrights that may be issued to us will provide substantial protection or be of commercial benefit to us.

     We also seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Employees

     As of December 31, 1999, the Company had only three paid employees. We are dependent upon Michael Smolanoff, President of the Company, and Stan Teeple, VP and Secretary/Treasurer. Mr. Smolanoff and Mr. Teeple both plan to spend the majority of their full time effort to the operations of the Company. Therefore, the Company will need to hire full time operational staff as its operations commence.

     The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Smolanoff, Mr. Teeple or the Company's inability to attract and retain other qualified employees could have material adverse effect on the Company.

Risks Associated with Year 2000 Problem

    Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). The companies or governments operating such programs may not have corrected many of the computer programs containing such date language problems. It is impossible to predict what computer programs will be affected, the impact any such computer disruption will have on other industries or commerce, or the severity or duration of a computer disruption.

    We do not have operations and do not maintain computer systems other than Year 2000 compliant systems. Before we enter into any business venture, we may inquire as to the status of any company's Year 2000 Problem, the steps such company has taken or intends to take to correct any such problem and the probable impact on such company of any computer disruption. However, there can be no assurance that we will not enter into a business venture with a company that has an uncorrected Year 2000 Problem or that any planned Year
2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a company may be impossible to ascertain and any impact on us will likely be impossible to predict. At the present time we have not been negatively impacted by a Year 2000 Problem.

Additional Information

     We intend to provide an annual report to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report will include audited financial statements.

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

ITEM 2.   PROPERTIES

     The Company currently subleases 600 square feet of executive office space at 1850 E. Flamingo Rd., Suite 111A, Las Vegas, Nevada 89119, on a month to month basis at a cost of $800 per month starting June 1, 1999. The space is for general administration and is sufficient for the current needs of the Company. We anticipate that we will require additional space in the future but does not anticipate any difficulty in obtaining such space in its immediate vicinity at favorable rates.

ITEM 3.   LEGAL PROCEEDINGS

     On November 22, 1999, Twin Faces East Entertainment Corporation filed a complaint against Daniel Covell in the U.S. District Court, District of New Jersey.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 1999.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "TFAC". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal year, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                  1999
                     Average Bid        Average Ask
July                    $0.87              $1.09
August                  $1.20              $1.33
September               $1.22              $1.36
October                 $1.10              $1.32
November                $0.74              $1.00
December                $0.59              $0.84

Note: We started trading in 1999

     As of March 1,2000, we had approximately 45 stockholders of the 4,534,349 shares outstanding

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     The Company, which was organized in December 1997, is a Development Stage Company, focusing its development efforts on film production. The Company has a limited operating history and has not generated revenues from the sale of any products. The Company's activities have been limited to capital raising , corporate structuring, and arranging production schedules and marketing of existing scripts. Consequently, the Company has incurred the expenses of start-up. Future operating results will depend on many factors, including the ability of the Company to raise adequate working capital, demand for the Company's services and products, the level of competition and the Company's ability to deliver services and products while maintaining quality and controlling costs.

Results of Operations

Period from December 5, 1997 (Inception) to December 31, 1999

      The first year of operation for the Company achieved three main goals. The formation of the Company's organization to pursue its business strategy and the transfer of intellectual properties to the Company from its predecessor, Michael Smolanoff, and establishing contacts with the capital markets to assist the Company with the required capital to commence production and marketing.

      Revenues. The Company is a development stage enterprise as defined in SFAS #7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) developing technology and other programs, (2) developing its market, and (3) obtaining sufficient capital to commence full operations.

      Pre-Operating Expenses. Pre-Operating expenses for the period from December 5, 1997 to December 31, 1999 were $944,386, of which $287,248 was accrued to be paid to Michael Smolanoff for his services as President, Stanley L. Teeple for his services as Executive Vice President and Johnnie King.

Plan of Operation

      During the next 12 months the Company plans to focus its efforts on its agreement with Nightwing Entertainment, Inc. in commencing the broadcast of its Pages From a Rabbit journal through Channel America Television Network, Inc. In addition we will continue to pursue agreements such as the Nightwing Entertainment, Inc. and Channel America Television Network, Inc. agreements for additional scripts owned by the Company. We are also working on the production of a new feature film, "A Real Man", written by Johnnie King; however actual production will not commence until the Company has sufficient capital for production and marketing.

Liquidity and Capital Resources

     Cash and cash equivalents may be increasing primarily due to commencement of operations and receipt of equity capital. The receipt of funds from Private Placement Offerings and loans obtained through private sources by the Company are anticipated to offset the near term cash equivalents of the Company. Since inception, the Company has financed its cash flow requirements through issuance of common stock, and minimal cash balances. As the Company expands its activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally the Company may be required to obtain additional financing to fund operations through Common Stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

     The Company believes, that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will seek additional financing in order to sustain operations. There can be no assurance such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company. In either case, the financing could have negative impact on the financial conditions of the Company and its Shareholders.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

     Initial financing is only to provide funds to prove the business concept and to finish the development of products. Additional funds will be necessary to take the product to market. The Company hopes to enter into additional funding arrangements through strategic partnerships, merger, equity offering or debt offering. Nothing has been secured as of this time.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

         Name           Age                       Title
Michael Smolanoff       55    Chief Executive Officer, President, Director
Stan Teeple             50    Executive VP, Secretary, Treasurer, Director
Hyman Shwartzberg, MD   32    Director
Bruce Taffet            51    Director

Duties, Responsibilities and Experience

Michael Smolanoff- Michael Smolanoff has been President and a Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of
Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Tales of a Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

Stanley L. Teeple- Stan Teeple is Executive Vice President, Secretary and Treasurer from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business. Stan has recently joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

Bruce Taffet Bruce Taffet has been a Director of the Company since April 1998. From 1979 until present Mr. Taffet has worked as an executive with United Artists Theatre Circuit. From 1995 until present, Bruce has been Executive Vice President of Concessions, Marketing, and Purchasing for United Artists. Mr. Taffet has approximately 30 years experience in the entertainment industry. Starting in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers.

Hyman  Shwarzberg, MD. Hyman Shwarzberg, MD, a Director of the Company  since
April 1998, is a physician, entrepreneur and investor. From 1994 until present Dr. Shwarzberg has served as Assistant Professor and Director of Radiology at Mount Sinai Medical Center-Queens Hospital Center Affiliate in New York. Dr. Shwarzberg is a graduate of Yeshiva University Undergraduate School and a graduate of Albert Einstein College of Medicine.

Contract Support Staff

Mark Simon is part of our freelance production team in charge of animation. He has many production credits including most recently with Universal Studios doing the feature work on "101 Dalmatians".

Jim R. Houba Jr. Mr. Houba had his beginning as a freelance illustrator primarily for advertising and production companies in the New York area. He is a specialist in airbrush with acrylics technology and has taken products and concepts from creative through the development process to finished product. He is a graduate of Rowan College with an Art Major. He has been on the creative and development staff for such Twin Faces East properties as "Jungle Bunch"T, "Bixbee"T, "NCMEC Child I.D. Kit"T. His prior engagements include design layouts for clothing lines, including the 1986 Olympics, murals, and various advertising assignments.

Buffy Saint Marie is another of our freelance talent specializing in narration and character voices. She has won an Academy Award for "Officer and a Gentleman" and numerous additional industry awards. She is the narrator for our "Pages From A Rabbit Journal"T.
Len Morris has been directing, producing, and editing film and video productions for over 20 years. His programs have been syndicated, shown on ABC, NBC, PBS, HBO, and distributed on home video and in educational markets. His awards and accolades for film and made for television would span pages but include a Cine Golden Eagle, Cindy Award, and nominations from Cable Ace Award, a Major Armstrong Award, and Best Documentary of the Year Award.

John Lord was a producer and writer at NBC for over 14 years. He has corporate experience as a Vice President with Air Time International and has collaborated with Solvinfilm of Moscow on several movie packages. His television and film credits include history, geography, current events, documentaries, live production special events, and winning Golden Eagle Awards and four Christopher Awards. He also an accomplished and published writer of many books, journals, and articles.

LIMITATION OF LIABILITY OF DIRECTORS

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not have a Compensation Committee. Michael Smolanoff, President, oversaw the compensation of our executive officers.

Board of  Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 1999, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall   Policy;   Significant  Factors.   During  fiscal   1999,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
                                                            Long Term
                             Annual Compensation           Compensation
Name and Principal
     Position            Salary         Other Annual  Restricted
                   Year   (1)    Bonus  Compensation    stock      Options
Michael Smolanoff  1999  91,624           3,000(3)                 200,000
Stan Teeple        1999  91,624           4,800(3)                 200,000
Bruce Taffet       1999                     6,250      100,000    50,000(2)
Hyman Swartzberg   1999                                           50,000(2)

(1) This balance includes an additional 40,000 shares issued to each officer valued .625 per share. Both Stan Teeple and Michael Smolanoff, pursuant to employment agreements dated May 1, 1998, normally accrue salary at  a
     rate  of  $8,000 per month until funds are available for  payment.   The
     accrual for the current year was reduced for both to $91,624 each.
(2) Out of the Non-employee Director's Plan, although no shares have been issued, certain Non-employee Directors may have certain vested shares.
(3) Stan Teeple and Michael Smolanoff receive a $600 per month vehicle allowance per month. The payment for Stan Teeple has been accruing since May of 1998.  The accrual fro both officers were reduced for the current year.

Stock Option Plan

     The following descriptions apply to stock option plans, which we have adopted; however, no options have been granted as of this date.

     The Stock Option Plans provide for the issuance of both qualified (incentive) and non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Qualified stock options may be granted at an exercise price equal to the fair market value per share of the Company's common stock on the date of grant. Non-
qualified stock options may be granted at an exercise price not less than eighty-five percent of the fair market value per share of the Company's common stock on the date of grant. Each option granted will be exercisable for a term not more than ten years after the date of grant, and may be fully vested at the date of grant.

     We intend for issuance an aggregate of 1,100,000 shares of Common Stock under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by us. These plans are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of Common Stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

     Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan and the Directors'
Plan) and other employees and consultants of the Company and our subsidiaries (if established) will be eligible to receive options under a the planned Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

     Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised. In the event of a change of control (as defined in the Stock
Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Directors Plan

The Directors' Plan is intended to:
  * Enable us to secure persons of requisite business experience to serve on the Board of Directors,
* To motivate directors to enhance our future growth by furthering their identification with our interests and our stockholders, and
*    To assist in retaining directors.

     The Directors' Plan provides for the grant of stock options to persons who are members of the Board of Directors and who at the time they joined the Board of Directors were not employees of the Company or any of our affiliates ("Non-Employee Directors"). The Committee will administer the Directors' Plan. Each of the Non-Employee Directors will receive an option to purchase shares of Common Stock. Such options will vest in three equal annual installments commencing on the first anniversary of such Non-Employee Director's election. Options granted under the Directors' Plan may not be exercised more than five years after the date of grant. No option may be granted more than ten years after the date of the adoption of the Directors' Plan. In the event of a change of control (as defined in the Directors'
Plan), the date on which all options outstanding under the Directors' Plan may first be exercised is accelerated. Generally, all options will terminate 90 days after a change of control.

Director's Compensation

     At the date of this filing, there were no formal Director's Compensation programs. The Board of Directors does, however, reserve the right to implement such a plan as appropriate for retaining our current members and in attracting outside directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred on Company business. From time to time directors may be provided with stock options.

Other Significant Benefit Arrangements

      Employees Stock Option Plan. At the date of this filing there are no formal Employee Stock Option Plans. However, Management will ask the Board of Directors to review the possible implementation of such a program as Management believes employees' ownership interest in the company is positive both in terms of employee morale and in personnel retention.

      Profit Sharing 401(k) Plan. No segment of the Company currently provides a 401(k) plan for any of our employees. It is, however, expected to be a matter for our Board of Directors to review as Management believes such programs are beneficial both to our employees themselves and as a means of attracting and retaining quality personnel.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information as of December 31, 1999 with respect to the beneficial ownership of Common Stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding Common Stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                                                     Percent
                                                        Of
                                          Number      Class
      Name of Beneficial Owner (1)       of Shares     (2)        Options
  Michael Smolanoff                        1,239,507      28%     200,000
  121 Red Hill Road
  Holmdel, NJ 07733

  Stan Teeple                              1,088,000      25%     200,000
  8112 S. Farm Brook Dr.
  Sandy, Utah 84093

  Bruce Taffet                               149,000       3%     50,000
  5644 Irish Pat Murphy Dr.
  Parker, Co 80134

  Hyman Shwartzberg                           24,000       1%     50,000
  621 Montgomery St.
  Brooklyn, NY 1125
  All Directors & Officers as a Group      2,500,507      57%     500,000

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)  Figures are rounded to the nearest percentage.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Contribution Agreement. Pursuant to the terms and conditions of the Contribution Agreement, entered into by and between the Company and Michael Smolanoff, dated March 15, 1998, Michael Smolanoff contributed, in exchange for 1,764,000 common shares of the Company, all Michael Smolanoff's right, title and interest to the following agreements: License Agreement dated August 8, 1996, between Rabbit Liability Company and Spring Ford Knitting Company; and, License Agreement dated November 25th, 1996, between Pages from a Rabbit's Journal and Channel America Television Network, Inc.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Independent Auditors  Report                           F-1
     2.     Financial Statements:
          Balance Sheets                                           F-2
          Statements of Operations                                 F-3
          Statements of Stockholders' Deficit                      F-4
          Statements of Cash Flows                                 F-5
          Statements of Cash Flows Continued                       F-6
          Notes to Financial Statements                     F-7 - F-17

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      2.   During the fiscal year 1999, the Company filed the following  8-Ks.
               A)   8-K filed  October 5, 1999
               B)   8-K filed July 29, 1999
               C)   8-K filed June 30, 1999

          3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 30, 2000      TWIN FACES EAST ENTERTAINMENT CORPORATION
                              (Registrant)


                              By:  /s/ Michael Smolanoff
                                   Michael Smolanoff
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title
Date

/s/ Michael Smolanoff      CEO, President                   March 30, 2000
Michael Smolanoff

/s/ Stan Teeple            Exec. VP, Secretary/Treasurer    March 30, 2000
Stan Teeple

/s/ Hyman Shwartzberg      Director                         March 30, 2000
Hyman Shwartzberg, MD

/s/ Bruce Taffet           Director                         March 30, 2000
Bruce Taffet

                  Independent Auditors' Report



To the Stockholders and Board of Directors
Twin Faces East Entertainment Corporation


We have audited the accompanying balance sheets of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999 and the period from December 5, 1997 (inception) through December 31, 1998. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the year ended December 31, 1999 and period from December 5, 1997 (inception) through December 31, 1998.




Grobstein, Horwath & Company LLP

Sherman Oaks, California
March 15, 2000


                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)

                               Balance Sheets



                             Assets
                                                   December 31
Current Assets                                    1999      1998
 Cash                                        $ 2,506     $ 5,578
Total Current Assets                            2,506       5,578

Deferred Offering Costs (Notes 3 and 8)            --      85,625

Net Equipment, (Notes 1 and 4)                    753       1,029

Total Assets                                  $ 3,259     $92,232

             Liabilities and Stockholders' Deficit
Current Liabilities
 Accrued salaries and benefits (Note 5)     $287,248     $132,800
 Other accrued expenses                       61,648           --
 Stockholders' advances (Note 6)             173,297       39,748
Total Current Liabilities                    522,193      172,548

Commitments and Contingencies (Note 10)

Stockholders' Deficit
 Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding (Note 7)                           --          --
 Common stock, $.001 par value, 20,000,000
   shares authorized, 4,384,349 and 3,411,060
   shares issued and outstanding, respectively
    (Notes 8, 9 and 10)                        4,384       3,411
 Additional paid-in capital                  420,319     208,022
 Deficit accumulated during the
 development stage (Notes 1 and 2)          (943,637)   (291,749)
Total Stockholders' Deficit                 (518,934)    (80,316)

Total Liabilities and Stockholders' Deficit   $ 3,259     $92,232


           TWIN FACES EAST ENTERTAINMENT CORPORATION
                 (A Development Stage Company)

                    Statements of Operations



                                      December 5, 1997
                        Year Ended   (Inception) to      December 5, 1997
                         December    31,                    December     31,
                                                            (Inception) to
                           1999        1998                December 31, 1999
Pre-Operating Revenue
 Interest income        $    262     $    487       $     749

Pre-Operating Expenses
 Professional services  $260,688     $ 22,983       $ 283,671
 Salaries and benefits   195,748      128,000         323,748
 Travel                   48,533       55,916         104,449
 Automobile               32,838       25,423          58,261
 Transportation           27,248       17,017          44,265
 Miscellaneous            18,552        5,406          23,958
 Insurance                17,952           --          17,952
 Telephone                15,155        9,473          24,628
 Office and postage
 (Note 10)                14,928       12,510          27,438
 Entertainment and meals  12,008        4,635          16,643
 Pre-production costs      8,500        9,050          17,550
 Advertising (Note 1)         --        1,823           1,823
Total pre-operating
expenses                  652,150       292,236        944,386

Loss Before Income Taxes (651,888)     (291,749)     (943,637)

Provision for Income
Taxes (Notes 1 and 11)         --           --              --

Net Loss                 (651,888)    (291,749)      (943,637)

Dividends on Preferred
Stock                          --           --              --

Net Loss Available to
Common Stockholders      $(651,888)   $(291,749)     $(943,637)

Net Loss Per Common
Share (Note 1)           $   (0.17)   $   (0.16)

Weighted Average Number of
Common Shares Outstanding  3,822,024  1,813,390

           TWIN FACES EAST ENTERTAINMENT CORPORATION
                 (A Development Stage Company)

              Statements of Stockholders' Deficit
              December 5, 1997 (Inception) through
                       December 31, 1999



                                                  Deficit
                           Common Stock           Accumulated      Total
                            Shares IssuedAdditional During the Stockholders'
                                  And            Paid-In Development  Equity
                              Outstanding  Amount Capital  Stage   (Deficit)
Issuance of common stock
for cash - March through
September   1998                 88,115     $88  $94,330   $    --   $94,418

Issuance of common stock
for intellectual property rights
contributed to the Company -
June 1998 (Note 8)             1,764,000  1,764  (1,764)       --        --

Issuance of common stock
for services rendered by
stockholders on behalf of the
Company - June 1998 (Note 8)   1,236,000  1,236  97,054        --    98,290

Four-for-one stock split -
October 1998 (Note 8)          9,264,345  9,264  (9,264)       --        --

Stock retired - October 1998
(Note 8)                      (9,000,000)(9,000)  9,000        --        --

Issuance of common stock
for cash - November 1998           1,600     2    3,098        --     3,100

Issuance of common stock for
services rendered by stockholders
on behalf of the Company - November
through December 1998 (Note 8)    57,000     5  15,568         --    15,625

Net loss for the period from
December 5, 1997 (inception)
through December 31, 1998            --     --      --   (291,749) (291,749)

Balance, December 31, 1998    3,411,060  3,411  208,022  (291,749)  (80,316)

Issuance of common stock for
cash - February 1999             44,400     44   21,826        --    21,870

Application of deferred offering
costs - (Notes 1 and 8)            --      --  (85,625)      --     (85,625)

Issuance of common stock for
services provided by vendors
on behalf of the Company -
July 1999 through December
31, 1999 (Note 8)            660,000     660   120,115       --     120,775

Issuance of common stock for
services provided by stockholders
on behalf of the Company -
February 1999 through
December 31, 1999 (Note 8)  268,889     269    155,981       --    156,250

Net loss for the year ended
December 31, 1999                --      --         -- (651,888)  (651,888)

Balance, December 31, 1999 4,384,349 $ 4,384 $ 420,319 $ (943,637)$(518,934)
                           =========  ======  ========  =========  =========

           TWIN FACES EAST ENTERTAINMENT CORPORATION
                 (A Development Stage Company)

                    Statements of Cash Flows



                                                December 5, 1997
                                   Year Ended(Inception) to   December 5, 1997
                                     December 31  December 31,  (Inception) to
                                          1999      1998          December
                                                                   31,1999
Operating Activities
 Net loss                                $ (651,888) $ (291,749) $ (943,637)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Non cash portion of pre-operating
     expenses                               277,025      28,290     305,315
   Depreciation                                276          73         349
   Sources and (uses) of cash from
     changes in operating assets and
     liabilities:
      Accrued salaries and benefits        154,448     132,800      287,248
      Other accrued expenses                61,648          --       61,648

Net Cash Used in Operating
Activities                                (158,491    (130,586)    (289,077)

Investing Activities
 Expenditures for property and
  equipment                                   --     (1,102)       (1,102)

Financing Activities
 Stockholders' advances                  133,549    113,007       246,556
 Repayment of stockholders' advances          --    (73,259)      (73,259)
 Proceeds from issuance of
  common stock                            21,870     97,518       119,388
Net Cash Provided by
Financing Activities                     155,419    137,266       292,685

Net (Decrease) Increase in Cash           (3,072)     5,578         2,506

Cash at Beginning of Period                5,578         --            --

Cash at End of Period                    $ 2,506    $ 5,578       $ 2,506

           TWIN FACES EAST ENTERTAINMENT CORPORATION
                 (A Development Stage Company)

              Statements of Cash Flows (Continued)





Supplemental Disclosures of Cash Flow Information and Non Cash Investing and Financing Activities

 December 31, 1999

Cash paid for interest and taxes during the year ended December 31, 1999 was $0 and $0, respectively.

The Company issued 928,889 shares of common stock at par value and credited additional paid-in capital for $277,025 in exchange for services rendered on behalf of the Company.

 December 31, 1998

Cash paid for interest and taxes during the period December 5, 1997 (inception) through December 31, 1998 was $0 and $0, respectively

The Company issued 1,764,000 shares of common stock at par value in exchange for intellectual property rights contributed to the Company.

The Company issued 1,293,000 shares of common stock at par value and credited additional paid-in capital for $113,915 in exchange for services rendered on behalf of the Company, including $85,625 of deferred offering costs.

           TWIN FACES EAST ENTERTAINMENT CORPORATION
                 (A Development Stage Company)

                 Notes to Financial Statements
             Years Ended December 31, 1999 and 1998



NOTE 1 - Organization and Summary of Significant Accounting Policies

        Formation and Development Stage Activity
Twin Faces East Entertainment Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1997, and has adopted a December 31st fiscal year end. Results of operations for the period from December 5, 1997 through December 31, 1997 were not material. On June 17, 1998, the Company reincorporated in the State of Nevada.

The Company has been in the development stage since its inception. The Company plans to engage in the marketing of various entertainment properties, including intellectual films and children's animated programming to networks in the United States. Operations are expected to commence during the year ended December 31, 2000.

        Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Financial Instruments
The carrying value of cash, accrued officers' salaries and benefits, other accrued expenses and stockholders' advances approximate fair value due to the short maturities of such instruments.

        Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset may.

NOTE  1  -  Organization  and  Summary of  Significant  Accounting  Policies
(Continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (continued)
not be recoverable. Recoverability of assets to be held and used in the future is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No assets were considered impaired as of December 31, 1999 or 1998.

        Advertising Costs
Advertising costs are expensed as incurred. There were no advertising costs for the year ended December 31, 1999.

        Equipment
Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

        Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted law and rates applicable in periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year and the change in deferred income tax assets and liabilities during the year.

Earnings Per Share
Earnings per common share are computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per common share are computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Fully diluted loss per common share was not presented as the inclusion of potential common shares to be issued would be anti-dilutive.

NOTE  1  -  Organization  and  Summary of  Significant  Accounting  Policies
(Continued)

        Stock Options
The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Accordingly, the Company applies Accounting principles Board Opinion No. 25 to its stock-based compensation awards to employees.

        Recently Issued Accounting Pronouncements
The   Company   does  not  believe  that  any  recently  issued   accounting
pronouncements will have a material effect on future financial position or results of operations.

        Year 2000 Transition
The Company has completed all year 2000 readiness work and has experienced no significant problems.

NOTE 2 - Development Stage Activities

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $943,637. Capital and advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

Management is currently in discussion with various private lending sources who are contemplating substantial funding in the form of debt with various options as to the form of repayment, including common stock with restrictions on sale. Management believes that funding from one of these sources will occur in the year 2000, which will allow the Company to pay its outstanding obligations and commence development of its entertainment industry business.

NOTE 3 - Deferred Offering Costs

Costs incurred in connection with the Company's various securities offerings as discussed in Note 8 were deferred as of December 31, 1998 and were subsequently charged against stockholders' equity upon completion of the securities offerings in 1999.

NOTE 4 - Equipment

Equipment consists of the following:

                                                December 31,
                                            1999          1998
         Computer equipment            $ 1,102       $1,102
          Less accumulated depreciation   (349)         (73)

                                        $   753       $1,029

Depreciation expense was $276 and $73 for the year ended December 31, 1999, and the period from December 5, 1997 (inception) through December 31, 1998, respectively.

NOTE 5 - Accrued Salaries and Benefits

Accrued salaries and benefits include amounts payable to the following officers and employees:

                                                       December 31,
                                                      1999         1998
          Michael Smolanoff, Chief Executive
             Officer and President             $   133,624 $    64,000
          Stanley L. Teeple, Executive Vice
             President, Secretary and Treasurer    140,224      68,800
          Other employees                           13,400          --

                                             $      287,248 $    132,800

Management intends to pay the accrued salaries and benefits with anticipated new funds to be received in the year 2000 (See Note 2).

NOTE 6 - Stockholder Advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds to be received in the year 2000 (See Note 2).

NOTE 7 - Preferred Stock

Under the terms of the Company's original articles of incorporation, the Company was permitted to issue up to 1,500 shares of no par value common stock. The Company's reincorporation in the State of Nevada on June 17, 1998 provided for the issuance of up to 20,000,000 shares of $.001 par value common stock, and up to 5,000,000 shares of $.001 par value preferred stock.

The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series. Subject to the provisions of the Company's Certificate of Incorporation and limitations imposed by law, the Board of Directors is expressly authorized to adopt resolutions to issue the shares, to fix the number of shares and to change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, terms of redemption, redemption prices, conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock, in each case without any further action or vote by the stockholders. As of December 31, 1999, there were no preferred shares outstanding.

One of the effects of undesignated preferred stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of the Company's management. The issuance of shares of preferred stock pursuant to the Board of Director's authority described above may adversely effect the rights of holders of common stock. For example, preferred stock issued by the Company may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely effect the market price of the common stock.

NOTE 8 - Common Stock

During the year ended December 31, 1998, 1,293,000 shares of common stock were issued to the founding stockholders, the Company's securities counsel and other financial advisors for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.

In   October  1998,  the  Company  effected  a  four-for-one  stock   split.
Concurrent with the stock split, the founding stockholders voluntarily retired 9,000,000 shares of common stock at the common stock's par value.

During the year ended December 31, 1998, 1,764,000 shares of common stock were issued in exchange for certain intellectual property rights contributed by the Company's Chief Executive Officer. Under generally accepted accounting principles, contributed intangibles shall be valued at the contributor's cost, which is currently not determinable. Accordingly, the contributed property rights were valued at the common stock's par value.

In March 1998, the Company completed an exempt placement of securities of 2,860 shares of common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission ("Regulation D"). Each warrant permits the holder to purchase one share of the Company's common stock at a price of $5.00 per share during a period beginning on March 27, 1998 and ending March 27, 2003. In June 1998, the Company completed an exempt placement of securities of 40,000 shares of common stock, pursuant to Regulation D. In September 1998, the Company completed an exempt placement of securities of 45,255 shares of common stock, pursuant to Regulation D. In November 1998, the Company completed an exempt placement of securities of 57,000 shares of common stock, pursuant to Regulation D. On February 1, 1999, the Company commenced offering for sale up to 500,000 shares of common stock pursuant to Regulation D at a price of $.5625 per share, and sold 133,289 shares of common stock through February 15, 1999. Upon the close of the offering, the balance of deferred offering costs was charged to additional paid-in capital.

During the year ended December 31, 1999, 928,889 shares of common stock were issued to stockholders for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.

NOTE 9 - Stock Option Plans

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors' Plan (the "Directors' Plan"). On January 1, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"), as described below. Generally, all options terminate ninety days after a change in control of the Company.

Stock Option Plans - The Stock Option Plans provide for the issuance of both qualified (incentive) and non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Qualified stock options may be granted at an exercise price equal to the fair market value per share of the Company's common stock on the date of grant. Non-qualified stock options may be granted at an exercise price not less than eighty-five percent of the fair market value per share of the Company's common stock on the date of grant. Each option granted will be exercisable for a term not more than ten years after the date of grant, and may be fully vested at the date of grant.

Directors' Plan - Each non-employee director will receive an option to purchase 50,000 shares of common stock. The options of non-employee directors will be exercisable according to the Stock Option Plans, except that options granted under the Directors' Plan may not be exercised more than five years after the date of grant.

Notes to the Financial Statements (continued)


NOTE 9 - Stock Option Plans (Continued)

                                                     December 5, 1997
                                  Year Ended          (inception) to
                               December 31, 1999     December 31, 1998
                                         Weighted              Weighted
                                          Average              Average
                                          Exercise             Exercise
                                 Shares     Price     Shares     Price
Outstanding at
beginning of period                  --          --        --       --
Granted                         500,000     $  0.65        --       --
Exercised                            --          --        --       --
Lapsed or cancelled                  --          --        --       --

Outstanding at end
of period                       500,000     $  0.65        --       --

Options exercisable
at end of period                500,000                    --

Options available for
future grant                    600,000               500,000

Weighted average
minimum fair value
of options granted
during the period               $ 0.517                    --

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company's net loss available to common stockholders would have been increased to the proforma amounts indicated below. Additional stock option awards are anticipated in future years.

                                               December 5, 1997
                             Year Ended            (inception) to
                              December 31, 1999    December 31, 1998
        Net loss available to
        common stockholders:
           As reported            $(650,638)          $(291,749)

           Pro forma              $(909,238)          $(291,749)

The weighted average minimum fair value of options granted during the two years in the period ended December 31, 1999 estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 1999.

                      Options Outstanding           Options Exercisable
                                 Weighted
                                 Average       Weighted           Weighted
                    Number       Remaining      Average    Number  Average
  Range of       Outstanding    Contractual    Exercise Outstanding Exercise
Exercise Prices   at 12/31/99      Life         Price    at 12/31/99  Price
$ 0.25            300,000       4.50 years      $ 0.25     300,000  $ 0.25

 $1.00            200,000       4.90 years      $ 1.25     200,000  $ 1.25

NOTE 10 - Commitments and Contingencies

        Agreement for Services
In August 1999, the Company entered into an agreement with an independent contractor to be provided certain services related to ongoing public relations activities utilizing various internet-based forums. The consideration paid for such services were 275,000 shares of the Company's common stock subject to restrictions on sale pursuant to Rule 144 of the Securities Act of 1933 (the "Section 144 Stock"), 50,000 warrants exercisable at a price of $3.00 per share and 50,000 warrants exercisable at a price of $5.00 per share. The Company was dissatisfied with the services provided by the independent contractor and terminated the agreement in January 2000.

The Company is currently negotiating for the return of the 275,000 shares of
Section 144 stock in exchange for an unspecified cash payment. The Company and the independent contractor have not yet reached a formal agreement regarding the cash payment. At December 31, 1999, the Company has accrued $15,000 which represents management's best current estimate of the ultimate settlement cost.

        Employment Contracts
The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following any termination of employment.

        Facilities
The Company currently utilizes a small amount of office space at one location which is provided by a director on a month-to-month basis at $800 per month. Rent expense for the year ended December 31, 1999 and the period December 5, 1997 (inception) through December 31, 1998 was $6,394 and $0, respectively.

        Litigation
In November 1999, the Company filed an action against Daniel Covell for the recision of an agreement whereby the defendant was issued 200,000 shares of
Section 144 Stock, and the return of the stock certificate. A formal answer from the defendant has not yet been received. However, defense counsel has informally indicated there may be counter claims.

NOTE 11 - Income Taxes

The   principal  temporary  difference  between  financial  and  income  tax reporting is the period in which accrued salaries and benefits are deductible for income tax reporting purposes.

The tax effects of deductible temporary differences which give rise to significant portions of deferred tax assets are as follows:

        Current federal deferred tax assets:
                                              December 31,
                                             1999      1998
Accrued salaries and benefits            $ 98,000    $ 52,000
Net operating loss carryforward            80,000      62,000
Gross deferred tax assets                 178,000     114,000

Valuation allowance                      (178,000)   (114,000)

                                         $    --    $     --

The Company had available unused federal net operating loss carryforwards of approximately $234,000 as of December 31, 1999 and $83,000 as of December 31, 1998, which may be applied to reduce future taxable income in the years ending through 2018 and 2014, respectively. Deferred income tax assets have been fully offset by a valuation allowance, as realization is not assured.

        There is no current provision for either federal or state income taxes for the year ended December 31, 1999 and the period from December 5, 1997 (inception) through December 31, 1998.