Form 10QSB
period 2000-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2000-05-10
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2000     Commission file number 000-25415




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

                          Yes               No    X


 As of May 9, 2000, there were 4,484,349 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000                    3

               Statement of Stockholders' Equity
               for the three months ending March 31, 2000            4

               Income Statement for the three months
               ending March 31, 2000 and March 31, 1999              5

               Statement of Cash Flow for the three months           6
               ending March 31, 2000 and March 31, 1999

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     9

     Item 2.   Changes in Securities                                 9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      10

     Item 5.   Other Information                                     10

     Item 6.   Exhibits and Reports of Form 8-K                      10

     SIGNATURES                                                      11




                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                                March 31,      March 31,
                                                   2000          1999
Current Assets
  Regular Checking Accounts                          $2,534   $       4,455
                                                -----------     -----------
Total Current Assets                                  2,534           4,455
                                                -----------     -----------
Property and Equipment
  Equipment                                           1,029           1,029
                                                -----------     -----------
Total Property and Equipment                          1,029           1,029
                                                -----------     -----------
Other Assets                                              -               -
                                                -----------     -----------
Total Assets                                         $3,562          $5,484
                                                ===========     ===========


                           LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                   $394,248     $   180,800
  Accrued Expenses                                   63,774          17,900
  Stockholders' advances                            212,810          48,862
                                                -----------     -----------
Total Current Liabilities                           670,832         247,562

Long-Term Liabilities                                     -               -
                                                -----------     -----------
Total Liabilities                                   670,832         247,562
                                                -----------     -----------
Capital
  Common Stock                                        4,484           3,465
  Paid-in Capital                                   420,218         144,412
  Retained Earnings                               (943,361)       (291,749)
  Net Income                                      (148,611)        (98,207)
                                                -----------     -----------
Total Capital                                     (667,270)       (242,078)
                                                -----------     -----------
Total Liabilities and Capital                        $3,562   $       5,484
                                                 ==========   =============

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000



                                   Common Stock     Additional  Accumulated
                                                     Paid-In      Deficit
                                                     Capital
                                 Shares      Par
                                            Value
                                --------   ------    --------    ---------
Balance 12-31-99                4,384,349    4,384     420,319     (943,637)
Shares Issued To:
      Officer/Directors    for
services
  Consultants for services        100,000      100
  Cancelled Shares
  Other cash
Offering Costs
Net (loss)
                                ---------   ------   ---------   -----------
Balance 3-31-00                 4,484,349    4,484     420,319     (943,637)
                                =========   ======   =========   ===========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                     March 31,   March 31,
                                                       2000         1999
Revenues
  Finance Charge Income                                      28           71
                                                      ---------   ----------
Total Revenues                                               28           71
                                                     ----------   ----------
Cost of Sales                                                 -            -
                                                     ----------   ----------
Total Cost of Sales                                           -            -
                                                     ----------   ----------
Gross Profit                                                 28           71
                                                     ----------   ----------
Expenses
Total Expenses                                          148,639       98,277
                                                     ----------   ----------
Net Income (Loss)                                     (148,611)     (98,207)
                                                     ==========   ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                 March 31,      March 31,
                                                    2000          1999
Cash Flows from operating activities
  Net Income (Loss)                                (148,611)    $  (98,207)
Adjustments  to reconcile net  income  to  net
cash                                                                     71
 provided by operating activities
   Accrued Salary                                    107,000         48,000
   Accrued Expenses                                    2,125         17,900
   Stockholders' advances                             39,514          9,114
                                                  ----------   ------------
Total Adjustments                                    148,639         75,014
                                                 -----------   ------------
Net Cash provided by Operations                           28       (23,193)
                                                 -----------   ------------
Cash Flows from investing activities Used For

  Net cash used in investing                               -              -
                                                 -----------   ------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                           100             54
  Paid-in capital                                      (100)         22,016
                                                 -----------    -----------
Net cash used in financing                                 -         22,070
                                                 -----------    -----------
Net increase (decrease) in cash                          $28   $    (1,123)
                                                 ===========  =============
Summary
  Cash Balance at End of Period                       $2,534  $       4,455
  Cash Balance at Beginning of Period                 (2506)        (5,578)
                                                 ===========  =============
Net Increase (Decrease) in cash                          $28   $    (1,123)
                                                 ===========  =============

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

Results of Operations for the three months ended March 31, 2000 and March 31,
1999

      Total operating expenses from continuing operations were $148,639 for the three months ended March 31, 2000 compared to $98,207 for the three months ended March 31, 1999. Utilizing an average daily calculation of operating expenses of $1,633 for the period ending March 31, 2000, and an average daily calculation of operating expenses of $1,091 for the period ending March 31, 1999, this represented a 33% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Salaries expenses and legal and professional expenses during the period ending March 31, 2000. The legal and professional expenses were primarily the result of the Company's preparation and filing requirements with the Securities and Exchange Commission.

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

Liquidity and Capital Reserves

As of March 31, 2000 and March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $3,562 and its liabilities were $670,832, resulting in an deficit of assets of ($667,269). Cash was $2,534 at March 31, 2000 as compared to cash of $4,455 on March 31, 1999, a decrease of $893. This represented a 20% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

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


Date: May 9, 2000                         Date: May 9, 2000