Form 10QSB
period 2000-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2000-08-11
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2000      Commission file number 000-25415




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

                             Yes     X        No


As of June 30, 2000, there were 4,517,349 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2000                       3

               Income Statement for the six months
               ending June 30, 2000 and June 30, 1999                  4

               Statement of Cash Flow for the six months               5
               ending June 30, 2000 and June 30, 1999

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            6-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       9

     Item 2.   Changes in Securities                                   9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        9

     Item 5.   Other Information                                       9

     Item 6.   Exhibits and Reports of Form 8-K                        9

     SIGNATURES                                                        10


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                                June 30,       June 30,
                                                  2000           1999
Current Assets
  Regular Checking Accounts                            $952     $       49
                                               ---------------------------
Total Current Assets                                    952             49
                                               ---------------------------
Property and Equipment
  Equipment                                           1,029          1,029
                                               ---------------------------
Total Property and Equipment                          1,029          1,029
                                               ---------------------------
Other Assets                                              -              -
                                               ---------------------------
Total Assets                                         $1,981          $1078
                                               ===========================

                           LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                   $518,515    $   230,600
  Accrued Expenses                                   83,178         20,609
  Stockholders' advances                            332,483         80,189
                                                 -------------------------
Total Current Liabilities                          $934,176       $331,398

Long-Term Liabilities                                     -              -
                                                 -------------------------
Total Liabilities                                   934,176        331,398
                                                 -------------------------
Capital
  Common Stock                                        4,517          3,465
  Paid-in Capital                                   420,185        144,412
  Retained Earnings                               (943,360)      (291,749)
  Net Income                                      (413,537)      (186,448)
                                                 -------------------------
Total Capital                                     (932,195)      (330,320)
                                                 -------------------------
Total Liabilities and Capital                        $1,981  $       1,078
                                                 =========================

                                                 June 30,      June 30,
                                                   2000          1999
Revenues
  Finance Charge Income                         $        52    $        29
                                                --------------------------
Total Revenues                                           52             29
Cost of Sales                                             -              -
                                                --------------------------
Gross Profit                                             52             29
                                                --------------------------
Expenses
Total Expenses                                      413,589         88,271
                                                --------------------------
Net Income (Loss)                                 (413,537)       (88,242)
                                                ==========================

                                                 June 30,      June 30,
                                                   2000          1999
Cash Flows from operating activities
  Net Income (Loss)                               (413,537)   $  (186,449)
Adjustments  to reconcile net  income  to  net
cash
 provided by operating activities
   Accrued Salary                                   231,267         97,800
   Accrued Expenses                                  21,529         17,900
   Stockholders' advances                           158,187         40,441
                                                --------------------------
Total Adjustments                                     1,554        158,850
                                                --------------------------
Net Cash provided by Operations                           0              0
                                                --------------------------
Cash Flows from investing activities Used For

  Net cash used in investing                              -              -
                                                --------------------------
Cash Flows from financing activities
Proceeds From
  Common Stock                                          133             54
  Paid-in capital                                     (133)         22,016
                                                          -
Net cash used in financing                                -         22,070
                                                --------------------------
Net increase (decrease) in cash                    $(1,554)   $    (5,528)
                                                ==========================
Summary
  Cash Balance at End of Period                        $952     $       49
  Cash Balance at Beginning of Period               (2,506)          (920)
                                                --------------------------
Net Increase (Decrease) in cash                    $(1,554)     $    (871)
                                                ==========================

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

Results of Operations for the six months ended June 30, 2000 and June 30,
1999

      Total operating expenses from continuing operations were $413,589 for the six months ended June 30, 2000 compared to $88,271 for the six months ended June 30, 1999. Utilizing an average daily calculation of operating expenses of $2,272 for the period ending June 30, 2000, and an average daily calculation of operating expenses of $485 for the period ending June 30, 1999, this represented a 369% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Salaries expenses and legal and professional expenses during the period ending June 30, 2000. The legal and professional expenses were primarily the result of the Company's preparation and filing requirements with the Securities and Exchange Commission.

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

Liquidity and Capital Reserves

As of June 30, 2000 and June 30, 1999 (Unaudited)

     As of June 30, 1999, the Company's assets were $1,981 and its liabilities were $934,176, resulting in an deficit of assets of ($932,195). Cash was $952 at June 30, 2000 as compared to cash of $49 on June 30, 1999, a increase of $903.

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


Date: August 11, 2000                     Date: August 11, 2000