Form 10QSB
period 2000-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2000-10-31
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2000  Commission file number 000-25415




                  Twin Faces East Entertainment Corporation
           (Exact name of registrant as specified in its charter)



Nevada                                            22-3374562
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

94 Arthur Hills Court
Henderson, Nevada                                 89014
(Address of principal executive offices)          (Zip Code)


                               (702) 617-8832
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X        No


    As of September 30, 2000, there were 4,617,349 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2000            3

               Income Statement for the nine months
               ending September 30, 2000 and September 30, 1999  4

               Statement of Cash Flow for the nine months        5
               ending September 30, 2000 and September 30, 1999

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      6-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Changes in Securities                             9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  10

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                             BALANCE SHEET AS OF
                             SEPTEMBER 30, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                           September 30,   September 30,
                                               2000             1999
Current Assets
  Regular Checking Accounts                        $1,113            3,940
Total Current Assets                                1,113            3,940

Property and Equipment
  Equipment                                         1,029            1,029
Total Property and Equipment                        1,029            1,029

Other Assets                                            0                0

Total Assets                                       $2,141            4,969

                           LIABILITIES AND CAPITAL

Current Liabilities
  Accrued Salary                                 $652,315         $180,248
  Accrued Expenses                                 84,297            3,072
  Stockholders' advances                          351,592           98,363
Total Current Liabilities                      $1,088,203         $281,683

Long-Term Liabilities                              40,900                0
Total Liabilities                               1,129,103          281,683

Capital
  Common Stock                                      4,517            4,159
  Paid-in Capital                                 420,185          562,674
  Retained Earnings                             (943,360)        (843,547)
  Net Income                                    (608,304)        (365,349)
Total Capital                                 (1,126,961)        (276,714)

Total Liabilities and Capital                      $2,141           $4,969

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                         September 30,    September 30,
                                              2000             1999
Revenues
  Finance Charge Income                             $122             $ 32
Total Revenues                                       122               32

Cost of Sales                                          0                0
Total Cost of Sales                                    0                0

Gross Profit                                        $122              $32

Expenses
Total Expenses                                   608,425          365,382

Net Income (Loss)                              (608,304)       $(365,349)

Loss Per Share                                    (0.13)           (0.09)

Number of shares outstanding                   4,617,349        4,159,349

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                          September 30,    September 30,
                                              2000              1999
Cash Flows from operating activities
  Net Income (Loss)                           $(608,304)      $  (551,798)
Adjustments to reconcile net income to
net cash
 provided by operating activities
   Accrued Salary                                356,067            47,448
   Accrued Expenses                               22,648                 0
   Stockholders' advances                        178,295            61,687

Total Adjustments                                566,011           109,134

Net Cash provided by Operations                 (42,293)         (442,664)

Cash  Flows  from investing  activities
Used For

  Net cash used in investing                           0                 0

Cash Flows from financing activities
Proceeds From
  Notes Payable                                   40,900
  Common Stock                                       133               758
  Paid-in capital                                                  440,638
Used For
  Common Stock                                                        (10)
  Paid-in-capital                                  (133)             (360)

Net cash used in financing                        40,900           441,026

Net increase (decrease) in cash              $   (1,393)      $    (1,638)

Summary
  Cash Balance at End of Period                   $1,113            $3,940
  Cash Balance at Beginning of Period            (2,506)           (5,578)

Net Increase (Decrease) in cash                 $(1,393)          $(1,638)

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and 1999, the results of operations for the nine months ended
September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1999 as filed in Form 10KSB.

Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Audited Financials ending December 31, 1999 as filed in Form 10KSB.

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

Results of Operations for the nine months ended September 30, 2000 and September 30, 1999

      Total operating expenses from continuing operations were $608,425 for the nine months ended September 30, 2000 compared to $365,382 for the nine months ended September 30, 1999. Utilizing an average daily calculation of operating expenses of $2,206 for the period ending September 30, 2000, and an average daily calculation of operating expenses of $1,338 for the period ending September 30, 1999, this represented a 65% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Salaries expenses and legal and professional expenses during the period ending September 30, 2000. The legal and professional expenses were primarily the result of the Company's preparation and filing requirements with the Securities and Exchange Commission.

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

Liquidity and Capital Reserves

As of September 30, 2000 and September 30, 1999 (Unaudited)

     As of September 30, 1999, the Company's assets were $2,141 and its liabilities were $1,129,103, resulting in an deficit of assets of ($1,126,961). Cash was $1,113 at September 30, 2000 as compared to cash of $3,940 on September 30, 1999.

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


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff               By:_/s/Stan Teeple_
  Michael Smolanoff                          Stan Teeple
  CEO, President                             Secretary/ Treasurer


Date: October 30, 2000                    Date: October 30, 2000