Form 10QSB/A
period 2000-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2000-11-03
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2000  Commission file number 000-25415




                  Twin Faces East Entertainment Corporation
           (Exact name of registrant as specified in its charter)



Nevada                                            94-3326901
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

94 Arthur Hills Court
Henderson, Nevada                                 89014
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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                             BALANCE SHEET AS OF
                             SEPTEMBER 30, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                           September 30,   September 30,
                                               2000             1999
Current Assets
  Regular Checking Accounts                        $1,113           $3,940
Total Current Assets                                1,113            3,940

Property and Equipment
  Equipment                                         1,029            1,029
Total Property and Equipment                        1,029            1,029

Other Assets                                            0                0

Total Assets                                       $2,141           $4,969

                           LIABILITIES AND CAPITAL

Current Liabilities
  Accrued Salary                                 $652,315         $180,248
  Accrued Expenses                                 84,297            3,072
  Stockholders' advances                          351,592           98,363
Total Current Liabilities                      $1,088,203         $281,683

Long-Term Liabilities                              40,900                0
Total Liabilities                              $1,129,103         $281,683

Capital
  Common Stock                                      4,517            4,159
  Paid-in Capital                                 420,185          562,674
  Retained Earnings                             (943,360)        (843,547)
  Net Income                                    (608,304)        (365,349)
Total Capital                                 (1,126,961)        (276,714)

Total Liabilities and Capital                      $2,141           $4,969

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                         September 30,    September 30,
                                              2000             1999
Revenues
  Finance Charge Income                             $122             $ 32
Total Revenues                                       122               32

Cost of Sales                                          0                0
Total Cost of Sales                                    0                0

Gross Profit                                        $122              $32

Expenses
Total Expenses                                   608,425          365,382

Net Income (Loss)                             $(608,304)       $(365,349)

Loss Per Share                                    (0.13)           (0.09)

Number of shares outstanding                   4,617,349        4,159,349

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                          September 30,    September 30,
                                              2000              1999
Cash Flows from operating activities
  Net Income (Loss)                           $(608,304)      $  (551,798)
Adjustments to reconcile net income to
net cash
 provided by operating activities
   Accrued Salary                                356,067            47,448
   Accrued Expenses                               22,648                 0
   Stockholders' advances                        178,295            61,687

Total Adjustments                                566,011           109,134

Net Cash provided by Operations                $(42,293)        $(442,664)

Cash  Flows  from investing  activities
Used For

  Net cash used in investing                           0                 0

Cash Flows from financing activities
Proceeds From
  Notes Payable                                   40,900
  Common Stock                                       133               758
  Paid-in capital                                                  440,638
Used For
  Common Stock                                                        (10)
  Paid-in-capital                                  (133)             (360)

Net cash used in financing                        40,900           441,026

Net increase (decrease) in cash              $   (1,393)      $    (1,638)

Summary
  Cash Balance at End of Period                   $1,113            $3,940
  Cash Balance at Beginning of Period            (2,506)           (5,578)

Net Increase (Decrease) in cash                 $(1,393)          $(1,638)

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

"A Real Man". A script written by Johnnie King to be produced by the Company.As a result of certain interum funding the company has commenced pre production and has shot a promotional trailer for the film.

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

     "A Real Man". A script written by Johnnie King to be produced by the Company.As a result of certain interum funding the company has commenced pre production and has shot a promotional trailer for the film.

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