Form 10KSB
period 2000-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2001-04-13
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

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

      Registrant's telephone number including area code: (732) 763-0901

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

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on March 1, 2001, was 5,627,349 shares, held by approximately 47 stockholders.

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

     This form 10KSB is being submitted with financial statements prepared by the company officers. They have not been independently audited. No part of this filing has been reviewed by counsel.

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

     "The Town That Arrested Santa Claus"T. A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, audio cassette and to become a television animated special.

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

     "Hidden Treasures of the World"T. This is a series of one hour, made for television, specials showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary "St. Lavra" from Kiev Russia is in development.

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

Research and Development

     From inception in December of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from December 5, 1997 through December 31, 2000, we incurred operating expenses of $1,726,233 against revenues of $875, which resulted in an operating loss of $1,725,358.

Marketing

     Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital could in turn cause the Company to become insolvent.

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

Risks Associated with Operations

     Our  long-term  success  is  partially predicated  on  the  strength  of
obtaining   the   necessary  trademarks,  and  copyrights  to   protect   our
intellectual property.

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

Business Strategy

   Our objective is to utilize the Einstein film, Pages From a Rabbit JournalT and other scripts owned by the Company to begin generating revenues. Our ability to generate revenues from current products is conditional upon our ability to enter into agreements for the production and distribution of the products. In some cases we will be required to provide capital required for filming, editing, and other costs associated in providing the materials required for the production and distribution of the products. We currently do not have sufficient capital to cover our portion of the costs which more than likely will cause some delay in the production and distribution of our film products.

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

     Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for "Pages from a Rabbit Journal"T, "The Town That Arrested Santa Claus"T, the Einstein properties and the "St. Lavra" documentary properties. There can be no assurance that we will obtain any copyright protection covering the products we plan to market, or that any copyrights that may be issued to us will provide substantial protection or be of commercial benefit to us.

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

Employees

     As of December 31, 2000, the Company had only five paid (accrued salaries) employees. We are dependent upon Michael Smolanoff, President of the Company, and Stan Teeple, VP and Secretary/Treasurer. Mr. Smolanoff and Mr. Teeple both plan to spend the majority of their full time effort to the operations of the Company. Therefore, the Company will need to hire full time operational staff as its operations commence.

     The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Smolanoff, Mr. Teeple or the Company's inability to attract and retain other qualified employees could have material adverse effect on the Company.

Additional Information

     We intend to provide an annual report to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report will include unaudited financial statements.

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

ITEM 2.   PROPERTIES

     The Company currently subleases approximately 400 square feet of office space from employee Teeple at 94 Arthur Hills Court, Henderson, NV 89014, on a month to month basis at a cost of $450 per month starting June 1, 2000. The space is for general administration and is sufficient for the current needs of the Company. We anticipate that we will require additional space in the future but does not anticipate any difficulty in obtaining such space in its immediate vicinity at favorable rates.

ITEM 3.   LEGAL PROCEEDINGS

     On November 22, 1999, Twin Faces East Entertainment Corporation filed a complaint against Daniel Covell in the U.S. District Court, District of New Jersey. On January 22, 2001 the District Court dismissed the case.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 2000 except that the Annual Meeting of Shareholders was held November 6th, 2000.

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

                               1999/2000
                     Average Bid        Average Ask
September 1999          $1.22              $1.36
December 1999           $0.59              $0.84
March 2000              $0.37              $0.43
June 2000               $0.25              $0.37
September 2000          $0.18              $0.25
December 2000           $0.12              $0.37

Note: We started trading in July 1999

     As of March 1,2001, we had approximately 47 stockholders of the 5,627,349 shares outstanding.

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

     The Company, which was organized in December 1997, is a Development Stage Company, focusing its development efforts on film production. The Company has a limited operating history and has not generated revenues from the sale of any products. The Company's activities have been limited to capital raising, corporate structuring, and arranging production schedules and marketing of existing scripts. Consequently, the Company has incurred the expenses of start-up. Future operating results will depend on many factors, including the ability of the Company to raise adequate working capital, demand for the Company's services and products, the level of competition and the Company's ability to deliver services and products while maintaining quality and controlling costs.

Results of Operations

Period from December 5, 1997 (Inception) to December 31, 2000

      The first years of operation for the Company achieved three main goals. The formation of the Company's organization to pursue its business strategy and the transfer of intellectual properties to the Company from its predecessor, Michael Smolanoff, and establishing contacts with the capital markets to assist the Company with the required capital to commence production and marketing.

      Revenues. The Company is a development stage enterprise as defined in SFAS #7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) developing technology and other programs, (2) developing its market, and (3) obtaining sufficient capital to commence full operations.

      Pre-Operating Expenses. Pre-Operating expenses for the period from December 5, 1997 to December 31, 2000 were $1,726,233, of which $228,000 was accrued in 2000 to be paid to Michael Smolanoff for his services as President, Stanley L. Teeple for his services as Executive Vice President & CFO, and Johnnie King Director of Film Development.

Plan of Operation

      During the next 12 months the Company plans to focus its efforts on its development of four primary properties including "Rabbit", "Town Arrested Santa", and the "Einstein" property. We are also working on the production of a new feature film, "A Real Man", written by Johnnie King; however actual production will not commence until the Company has sufficient capital for production and marketing. Among other options, the Company is pursuing partnership development opportunities with each project, production studios providing production, and film distributors looking for content.

Liquidity and Capital Resources

     Cash and cash equivalents may be increasing primarily due to commencement of operations and receipt of equity capital. The receipt of funds from Private Placement Offerings and loans obtained through private sources by the Company are anticipated to offset the near term cash equivalents of the Company.

     Since inception, the Company has financed its cash flow requirements through issuance of common stock, loans, and minimal cash balances. As the Company expands its activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally the Company may be required to obtain additional financing to fund operations through Common Stock offerings, loans, and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report. The financial statements are not audited nor have they been reviewed by the accountants or Company counsel.

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

          Name           Age                     Title
Michael Smolanoff         58  Chief Executive Officer, President, Director
Stan Teeple               52  COO, CFO, Secretary, Treasurer, Director
Hyman Shwartzberg, MD     34  Director
Bruce Taffet              53  Director

Duties, Responsibilities and Experience

Michael Smolanoff- Michael Smolanoff has been President and a Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of
Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Pages of a

Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

Stanley L. Teeple- Stan Teeple is COO,CFO, Secretary and Treasurer from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

Bruce Taffet Bruce Taffet has been a Director of the Company since April 1998. From 1979 until present Mr. Taffet has worked as an executive with United Artists Theatre Circuit. From 1995 until present, Bruce has been Executive Vice President of United Artists Theatre Circuit. Mr. Taffet has approximately 30 years experience in the entertainment industry. Starting in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers.

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

Board of  Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2000, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall   Policy;   Significant  Factors.   During  fiscal   2000,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions. In 2000 the Board decided to reduce the effect of continuing to accrue salaries for Dr. Smolanoff and Mr. Teeple by a one time issuance of 500,000 shares of restricted common stock to each in lieu of a reduction of $100,000 of accrued compensation each. The stock value of the transaction for the benefit of the Company was thereby $200,000 while the actual value received by the employees was negligible due to the stock price, stock restriction, and financial condition of the Company at that time.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

                                                             Long Term
                              Annual Compensation           Compensation
Name and Principal
     Position                             Other Annual  Restricted
                   Year  Salary(1) Bonus  Compensation    stock     Options
Michael Smolanoff  2000     80,000          7,200(2)
Stan Teeple        2000     80,000          7,200(2)
Bruce Taffet       2000
Hyman Swartzberg   2000

(1) This balance includes an additional 500,000 shares issued to each officer valued at $.20 per share to the Company. Both Stan Teeple and Michael Smolanoff, pursuant to employment agreements dated May 1, 1998, normally accrue salary at a rate of $15,000 per month. They further agreed not to continue accrual into 2001 until funds are available for payment or the Board directs reinstatement.
(2) Stan Teeple and Michael Smolanoff receive a $600 per month vehicle allowance per month.

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

     We intend for issuance an aggregate of 1,775,000 shares of Common Stock under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by us. These plans are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of Common Stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. From inception through 12-31-00 there has been a total of 800,000 shares issued under the Option Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.
The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of Common Stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding Common Stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

     Name of Beneficial Owner (1)         Number      Percent
                                        of Shares     Of Class    Options
                                                        (2)
 Michael Smolanoff                        1,739,507        31%    200,000
 121 Red Hill Road
 Holmdel, NJ 07733

 Stan Teeple                              1,588,000        28%    200,000
 94 Arthur Hills Court
 Henderson, NV 89014

 Bruce Taffet                               149,000         3%    50,000
 5644 Irish Pat Murphy Dr.
 Parker, Co 80134

 Hyman Shwartzberg                           24,000         1%    50,000
 621 Montgomery St.
 Brooklyn, NY 1125
                                          -------------------------------
 All Directors & Officers as a Group      3,500,507        63%    500,000
                                          -------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Contribution Agreement. Pursuant to the terms and conditions of the Contribution Agreement, entered into by and between the Company and Michael Smolanoff, dated March 15, 1998, Michael Smolanoff contributed, in exchange for 1,764,000 common shares of the Company, all Michael Smolanoff's right, title and interest to the following agreements: License Agreement dated August 8, 1996, between Rabbit Liability Company and Spring Ford Knitting Company.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Financial Statements:
          Financial Statement representation                             F-1
          Balance Sheets                                                 F-2
          Statements of Operations                                       F-3
          Statements of Stockholders' Deficit                      F-4 - F-5
          Statements of Cash Flows                                       F-6
          Notes to Financial Statements                           F-9 - F-18

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        1-   During the fiscal year 2000, the Company filed the following  8-Ks.
             A)   8-K filed  May 10th, 2000

        2-  In March of 2001 the Company filed a Form 12B-25.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 12, 2001           TWIN FACES EAST ENTERTAINMENT CORPORATION
                              (Registrant)


                              By:/s/ Michael Smolanoff
                                   Michael Smolanoff
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title                            Date

/s/ Michael Smolanoff      CEO, President                   April 12, 2001
Michael Smolanoff

/s/ Stan Teeple            COO, CFO, Secretary/Treasurer    April 12, 2001
Stanley L.  Teeple

/s/ Hyman Shwartzberg      Director                         April 12, 2001
Hyman Shwartzberg, MD

/s/ Bruce Taffet           Director                         April 12, 2001
Bruce Taffet

To the Stockholders and Board of Directors
Twin Faces East Entertainment Corporation


We the officers have prepared the accompanying balance sheets of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000 and the period from December 5, 1997 (inception) through December 31, 1999.

We prepared these statements to the best of our ability using commercially available financial reporting software and following the format of previous audited statements. We believe that the statements reflect a true and accurate accounting of the status of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the year ended December 31, 2000 and period from December 5, 1997 (inception) through December 31, 1999.


/s/ Michael Smolanoff                             April 12, 2001
Dr. Michael Smolanoff,
President, CEO


/s/ Stan Teeple                                   April 12, 2001
Stanley L. Teeple, COO,
CFO, Secretary, Treasurer

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                               Balance Sheets


                                   Assets
                                                          December 31
                                                        2000        1999
Current Assets
Cash                                                       $315      $2,506
                                                       --------     -------
Total Current Assets                                        315       2,506
Deferred Offering Costs (Notes 3 and 8)                      --          --
Net Equipment, (Notes 1 and 4)                              477         753
                                                       --------    --------
Total Assets                                               $792   $   3,259
                                                       ========   =========

                   Liabilities and Stockholders' Deficit

Current Liabilities
Accrued salaries and benefits (Note 5)                 $586,115    $287,248
Other accrued expenses                                   91,784      61,648
Stockholders' advances (Note 6)                         382,649     173,297
                                                     ----------   ---------
Total Current Liabilities                             1,060,548     522,193
                                                     ----------   ---------
Long Term Liabilities
Note Payable                                             40,900
                                                     ----------   ---------
Total Long Term Liabilities                              40,900
                                                     ----------   ---------
Total Liabilities                                    $1,101,448    $522,193

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding (Note 7)                                         --          --
Common stock, $.001 par value, 20,000,000
shares authorized, 5,627,349 and 4,384,349
shares issued and outstanding, respectively
(Notes 8, 9 and 10)                                       5,627       4,384
Additional paid-in capital                              619,075     420,319
Deficit accumulated during the development stage
(Notes 1 and 2)                                     (1,725,358)   (943,637)
                                                    -----------    --------
Total Stockholders' Deficit                         (1,100,656)   (518,934)
                                                    -----------    --------
Total Liabilities and Stockholders' Deficit                $792    $  3,259
                                                    ===========    ========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                          Statements of Operations


                                     Year Ended   Year Ended   December 5,
                                      December     December       1997
                                         31,          31,      (Inception)
                                        2000         1999          to
                                                              December 31,
                                                                  2000
Pre-Operating Revenue
Interest income                        $    126      $    262      $    875

Pre-Operating Expenses
Professional services                    48,496       260,688       332,167
Salaries and benefits                   476,667       195,748       800,415
Travel                                   30,506        48,533       134,955
Automobile                               39,865        32,838        98,126
Transportation                           16,492        27,248        60,757
Miscellaneous                            99,828        18,552       123,786
Insurance                                25,858        17,952        43,810
Telephone                                14,397        15,155        39,025
Office and postage (Note 10)             12,885        14,928        40,323
Entertainment and meals                  10,853        12,008        27,496
Pre-production costs                      6,000         8,500        23,550
Advertising (Note 1)                         --            --         1,823
                                     ----------     ---------   -----------
Total pre-operating expenses            781,847       652,150     1,726,233
                                     ----------     ---------   -----------
Loss Before Income Taxes             $(781,721)    $(651,888)  $(1,725,358)

Provision for Income Taxes
(Notes 1 and 11)                             --            --            --
                                     ----------    ----------   -----------
Net Loss                              (781,721)     (651,888)   (1,725,358)

Dividends on Preferred Stock                 --            --            --
                                     ----------    ----------   -----------
Net Loss Available to Common
Stockholders                          (781,721)     (651,888)   (1,725,358)
                                     ==========    ==========   ===========
Net Loss Per Common Share
(Note 1)                               $ (0.14)      $ (0.17)
                                     ==========    ==========
Average Number of
Common Shares Outstanding             5,005,500     3,822,024
                                     ==========     =========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                     Statements of Stockholders' Deficit
                          December 31, 1998 through
                              December 31, 2000


                                                      Common Stock
                                             Shares Issued
                                                  and
                                              Outstanding        Amount
Balance, December 31, 1998                       3,411,060             3,411

Issuance of common stock for
cash - February 1999                                44,400                44

Application of deferred offering
costs - (Notes 1 and 8)                                 --                --

Issuance of common stock for
services provided by vendors
on behalf of the Company -
July 1999 through December
31, 1999 (Note 8)                                  660,000               660

Issuance of common stock for
services provided by stockholders
on behalf of the Company -
February 1999 through
December 31, 1999 (Note 8)                         268,889               269

Net loss for the year ended
December 31, 1999                                       --                --
                                             -------------     -------------
Balance, December 31, 1999                       4,384,349             4,384

Issuance of common stock for                       200,000               200
Services by Employee (Note 8)

Issuance of common stock in                      1,000,000             1,000
lieu for salary for employee (Note 8)

Issuance of common stock for                        10,000                10
Purchase option of outside company
(Note 8)

Issuance of common stock to                         33,000               33)
Vendor for services (Note 8)

Net loss for the year ended
December 31, 2000                                       --                --
                                              ------------      ------------
Balance, December 31, 2000                       5,627,349            $5,627
                                               ===========       ===========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                     Statements of Stockholders' Deficit
                          December 31, 1998 through
                              December 31, 2000
                                 (CONTINUED)



                                                   Deficit
                                                 Accumulated       Total
                                    Additional   During the    Stockholders'
                                      Paid-In    Development      Equity
                                      Capital       Stage        (Deficit)
Balance, December 31, 1998             208,022      (291,749)        (80,316)

Issuance of common stock for
cash - February 1999                    21,826             --          21,870

Application of deferred offering
costs - (Notes 1 and 8)               (85,625)             --        (85,625)

Issuance of common stock for
services provided by vendors
on behalf of the Company -
July 1999 through December
31, 1999 (Note 8)                      120,115             --         120,775

Issuance of common stock for
services provided by stockholders
on behalf of the Company -
February 1999 through
December 31, 1999 (Note 8)             155,981             --         156,250

Net loss for the year ended
December 31, 1999                           --      (651,888)       (651,888)
                                     ---------      ---------      ----------
Balance, December 31, 1999             420,319      (943,637)       (518,934)

Issuance of common stock for             (200)
Services by Employee (Note 8)

Issuance of common stock in            199,000                        200,000
lieu for salary for employee (Note
8)

Issuance of common stock for              (10)
Purchase option of outside company
(Note 8)

Issuance of common stock to               (33)
Vendor for services (Note 8)

Net loss for the year ended                 --        781,721         781,721
December 31, 2000
                                    ----------      ---------       ---------
Balance, December 31, 2000            $619,076     $1,725,358      $1,100,655
                                    ==========     ==========      ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)

                          Statements of Cash Flows


                                                               December 5,
                                                                   1997
                                      Year Ended   Year Ended  (Inception)
                                       December     December        to
                                          31,          31,     December 31,
                                         2000         1999         2000
Operating Activities
Net loss                               $(781,721)   $(651,888) $(1,725,358)
Adjustments to reconcile net loss to
net cash used in operating
activities:
Non cash portion of pre-operating
expenses                                  209,353      277,025      514,668
Depreciation                                  276          276          625
Sources and (uses) of cash from
changes in operating assets and
liabilities:
Accrued salaries and benefits             298,866      154,448      586,114
Other accrued expenses                     30,135       61,648       91,783
                                       ----------     --------    ---------
Net Cash Used in Operating
Activities                              (243,091)    (158,491)    (532,168)
                                       ----------    ---------   ----------
Investing Activities
Expenditures for property and
equipment                                      --           --      (1,102)
                                       ----------     --------   ----------
Financing Activities
Stockholders' advances                    136,093      133,549      382,649
Repayment of stockholders' advances            --                  (73,259)
Note Payable
Proceeds from issuance of
common stock                               63,907       21,870      183,295
                                       ----------    ---------   ----------
Net Cash Provided by
Financing Activities                      240,900      155,419      533,585
                                       ----------    ---------   ----------
Net (Decrease) Increase in Cash           (2,190)      (3,072)          315

Cash at Beginning of Period                 2,506        5,578           --
                                       ----------     --------   ----------
Cash at End of Period                        $315       $2,506         $315
                                       ==========     ========   ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)


Supplemental Disclosures of Cash Flow Information and Non Cash Investing and Financing Activities

December 31, 2000

Cash paid for interest and taxes during the year ended December 31, 2000 was $0 and $0, respectively.

The Company issued 1,243,000 shares of common stock at par value and credited additional paid-in capital for $198,757 in exchange for services rendered on behalf of the Company.

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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)

                        Notes to Financial Statements
                   Years Ended December 31, 2000 and 1999



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

The Company has been in the development stage since its inception. The Company plans to engage in the marketing of various entertainment properties, including intellectual films and children's animated programming to networks in the United States. Operations are expected to commence during the year ended December 31, 2001.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be  Disposed of

The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used in Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of the future is measured by a comparison of the carrying amount of the asset to
the  future  net cash flows expected to be generated by the asset.   If  such
assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower
of  the  carrying amount or fair value less costs to sell.   No  assets  were
considered impaired as of December 31, 2000 or 1999.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the year ended December 31, 2000.

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

NOTE 2 - Development Stage Activities

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $1,725,358. Capital and advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

Management is currently in discussion with various private lending sources who are contemplating substantial funding in the form of debt with various options as to the form of repayment, including common stock with restrictions on sale. Management believes that funding from one of these sources will occur in the year 2001, which will allow the Company to pay its outstanding obligations and commence development of its entertainment industry business.

NOTE 3 - Deferred Offering Costs

Costs incurred in connection with the Company's various securities offerings as discussed in Note 8 were deferred as of December 31, 1998 and were subsequently charged against stockholders' equity upon completion of the securities offerings in 1999.

NOTE 4 - Equipment

Equipment consists of the following:

                                                       December 31
                                                   2000          1999
Computer equipment                                   $1,102         $1,102
Less accumulated depreciation                         (625)          (349)
                                                 ----------     ----------
                                                       $477           $753
                                                 ==========    ===========

Depreciation expense was $276 and $276 for the year ended December 31, 2000, and the year ended December 31, 1999 respectively.

NOTE 5 - Accrued Salaries and Benefits

Accrued salaries and benefits include amounts payable to the following officers and employees:

                                                       December 31
                                                   2000          1999
Michael Smolanoff, Chief Executive
Officer and President                               $87,200       $133,624

Stanley L. Teeple, Executive Vice
President, Secretary and Treasurer                   87,200        140,224

Other employees                                     124,467         13,400
                                                 ----------     ----------
                                                   $298,867       $287,248
                                                 ==========    ===========

Management intends to pay the accrued salaries and benefits with anticipated new funds to be received in the year 2001 (See Note 2).

NOTE 6 - Stockholder Advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds to be received in the year 2001 (See Note 2).

NOTE 7 - Preferred Stock

Under the terms of the Company's original articles of incorporation, the Company was permitted to issue up to 1,500 shares of no par value common stock. The Company's reincorporation in the State of Nevada on June 17, 1998 provided for the issuance of up to 20,000,000 shares of $.001 par value common stock, and up to 5,000,000 shares of $.001 par value preferred stock.

The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series. Subject to the provisions of the Company's Certificate of Incorporation and limitations imposed by law, the

Board of Directors is expressly authorized to adopt resolutions to issue the shares, to fix the number of shares and to change the number of shares constituting any series, and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights, dividend rates, terms of redemption, redemption prices, conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock, in each case without any further action or vote by the stockholders. As of December 31, 2000, there were no preferred shares outstanding.

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

During the year ended December 31, 2000, 1,243,000 shares of common stock were issued to stockholders for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received. Of that amount 10,000 shares were issued to Minority Ally as a purchase option for purchase of their company, which transaction never occurred.

NOTE 9 - Stock Option Plans

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors' Plan (the "Directors' Plan"). On January 1, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"), as described below. On November 6th, 2000, the Company's Board of Directors adopted the 2001 Stock Option Plan which provides for issuance of an additional 675,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"), as described below. Generally, all options terminate ninety days after a change in control of the Company.

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

                                       Year Ended           Year Ended
                                    December 31, 2000   December 31, 1999
                                    Shares   Weighted    Shares   Weighted
                                              Average             Average
                                             Exercise             Exercise
                                               Price               Price
Outstanding at
beginning of period                       --        --        --        --
Granted                              300,000     $0.49   500,000     $0.65
Exercised                                 --        --        --        --
Lapsed or cancelled                       --        --        --        --
                                    --------  --------  --------   -------
Outstanding at end
of period                            300,000     $0.49        --        --
                                    ========  ========  ========   =======
Options exercisable
at end of period                     300,000                  --

Options available for
future grant                         975,000             300,000

Weighted average
minimum fair value
of options granted
during the period                      $0.49                  --

The following table presents summarized information about stock options outstanding as of December 31, 2000.

  Options Outstanding                           Options Exercisable
 Weighted
  Average      Number                   Weighted                   Weighted
 Range of    Outstanding   Remaining     Average      Number       Average
 Exercise        at       Contractual   Exercise    Outstanding    Exercise
  Prices      12/31/900      Life         Price     at 12/31/00     Price
  $ 0.25       300,000    3.50 years      $0.25       300,000       $0.25

   $1.00       200,000    3.90 years      $1.25       200,000       $1.25

   $0.49       300,000     4.9 years      $0.49       300,000       $0.49

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

The Company is currently negotiating for the return of the 275,000 shares  of
Section 144 stock in exchange for an unspecified cash payment. The Company and the independent contractor have not yet reached a formal agreement regarding the cash payment. At December 31, 2000, the Company has accrued $15,000 which represents management's best current estimate of the ultimate settlement cost.

Employment Contracts

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following any termination of employment.

Facilities

The Company currently utilizes a small amount of office space at one location which is provided by a director on a month-to-month basis at $450 per month. Rent expense for the year ended December 31, 2000 and the year ended December 31, 1999 was $5,400 and $6,394, respectively.

Litigation

In November 1999, the Company filed an action against Daniel Covell for the recision of an agreement whereby the defendant was issued 200,000 shares of
Section 144 Stock, and the return of the stock certificate. The claim was dismissed in District Court in January 2001.

NOTE 11 - Income Taxes

The principal temporary difference between financial and income tax reporting is the period in which accrued salaries and benefits are deductible for income tax reporting purposes.

The tax effects of deductible temporary differences which give rise to significant portions of deferred tax assets are as follows:

        Prior federal deferred tax assets:

                                                         December 31,
                                                        1999       1998
Accrued salaries and benefits                           $98,000    $52,000
Net operating loss carryforward                          80,000     62,000
                                                      ---------   --------
Gross deferred tax assets                               178,000    114,000
Valuation allowance                                   (178,000)  (114,000)
                                                        -------  ---------
                                                          $  --      $  --
                                                      =========   ========

     The Company's accountants have not calculated any valuation allowance or net operating loss carryforward for 2000.

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