Form 10QSB
period 2001-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2001-05-15
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended March 31, 2001     Commission file number   000-25415




                  Twin Faces East Entertainment Corporation
           (Exact name of registrant as specified in its charter)



Nevada                                                   22-3374562
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

94 Arthur Hills Court
Henderson, Nevada                                         89014
(Address of principal executive offices)                  (Zip Code)


                               (732) 763-0901
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


As of May 14, 2001, there were 5,627,349 shares of common stock outstanding.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000

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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                                  March 31,    March 31,
                                                    2000          2000
Current Assets
  Regular Checking Accounts                             $287        $2,534
                                                   ---------    ----------
Total Current Assets                                    $287         2,534
                                                   ---------    ----------
Property and Equipment
  Equipment                                              477         1,029
                                                  ----------    ----------
Total Property and Equipment                             477         1,029
                                                  ----------    ----------
Other Assets                                               -             -
                                                  ----------    ----------
Total Assets                                            $764        $3,562
                                                  ==========    ==========

                           LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                    $586,115      $394,248
  Accrued Expenses                                    91,784        63,774
  Stockholders' advances                             397,089       212,810
                                                 -----------    ----------
Total Current Liabilities                          1,074,987       670,832

Long-Term Liabilities                                 40,900             -
                                                 -----------    ----------
Total Liabilities                                  1,115,887       670,832
                                                 -----------    ----------
Capital
  Common Stock                                         5,627         4,484
  Paid-in Capital                                    619,075       420,218
  Retained Earnings                              (1,725,358)     (943,361)
  Net Income                                        (14,467)     (148,611)
                                                  ----------   -----------
Total Capital                                    (1,115,123)     (667,270)
                                                  ----------    ----------
Total Liabilities and Capital                           $764        $3,562
                                                  ==========    ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000


                                                     Additional
                                   Common Stock       Paid-In    Accumulated
                                Shares   Par Value    Capital      Deficit
Balance 12-31-00                5,627,349     5,627     619,075  (1,725,358)
Shares Issued To:
      Officer/Directors     for
services
  Consultants for services
  Cancelled Shares
  Other cash
Offering Costs
Net (loss)
Balance 3-31-01                 5,627,349     5,627     619,075  (1,725,358)

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                    March 31,    March 31,
                                                       2001        2000
Revenues
  Finance Charge Income                                      $2         $28
                                                     ----------   ---------
Total Revenues                                                2          28
                                                     ----------   ---------
Cost of Sales                                                 -           -
                                                     ----------   ---------
Total Cost of Sales                                           -           -
                                                     ----------   ---------
Gross Profit                                                  2          28
                                                     ----------   ---------
Expenses
Total Expenses                                           14,469     148,639
                                                     ----------   ---------
Net Income (Loss)                                       $14,467  $(148,611)
                                                     ==========  ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                    March 31,   March 31,
                                                       2001       2000
Cash Flows from operating activities
  Net Income (Loss)                                    $14,467  $(148,611)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                            -     107,000
   Accrued Expenses                                          -       2,125
   Stockholders' advances                               14,439      39,514
                                                     ---------   ---------
Total Adjustments                                       14,439     148,639
                                                     ---------   ---------
Net Cash provided by Operations                           (28)          28
                                                     ---------   ---------
Cash Flows from investing activities Used For

  Net cash used in investing                                 -           -
                                                     ---------   ---------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                         100
  Paid-in capital                                                    (100)
                                                     ---------   ---------
                                                             -
Net cash used in financing                                   -      22,070
                                                     ---------   ---------
Net increase (decrease) in cash                          $(28)         $28
                                                     =========   =========
Summary
  Cash Balance at End of Period                           $287      $2,534
  Cash Balance at Beginning of Period                     $315     (2,506)
                                                     ---------   ---------
Net Increase (Decrease) in cash                          $(28)         $28
                                                    ==========  ==========

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

Results of Operations for the three months ended March 31, 2001 and March 31,
2000

     Total operating expenses from continuing operations were $14,469 for the three months ended March 31, 2001 compared to $148,639 for the three months ended March 31, 2000. Utilizing an average daily calculation of operating expenses of $161 for the period ending March 31, 2001, and an average daily calculation of operating expenses of $1,652 for the period ending March 31, 2000, this represented a 90% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company no longer accruing salaries for any officer of the company expenses during the period ending March 31, 2001. Further, the legal and professional expenses were none primarily the result of the Company's internal preparation and filings with the Securities and Exchange Commission.

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

Liquidity and Capital Reserves

As of March 31, 2001 and March 31, 2000 (Unaudited)

     As of March 31, 2001, the Company's assets were $764 and its liabilities were $1,115,887, resulting in an deficit of assets of ($1,115,123). Cash was $287 at March 31, 2001 as compared to cash of $2,534 on March 31, 2000, a decrease of $1,770. This represented a 70% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and almost zero income.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock, loans from officers and directors, and a long term loan from a private investor. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     On November 22, 1999, Twin Faces East Entertainment Corporation filed a complaint against Daniel Covell in the U.S. District Court, District of New Jersey. That suit was dismissed on January 22, 2001.

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


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff                  By:/s/ Stanlet Teeple
  Michael Smolanoff                          Stanley L. Teeple
  CEO, President                             Secretary/ Treasurer


Date: May 14, 2001                        Date: May 14, 2001