Form 10QSB
period 2001-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2001-08-03
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2001    Commission file number   000-25415




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

                            Yes        X       No


As of June 30, 2001, there were 5,627,349 shares of common stock outstanding.

                                    INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2001                    3

               Statement of Stockholders' Equity
               for the three months ending June 30, 2001            4

               Income Statement for the three months
               ending June 30, 2001 and June 30, 2000               5

               Statement of Cash Flow for the three months          6
               ending June 30, 2001 and June 30, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation         7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                    9

     Item 2.   Changes in Securities                                9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                    9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                     10

     Item 5.   Other Information                                    10

     Item 6.   Exhibits and Reports of Form 8-K                     10

     SIGNATURES                                                     11

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                             BALANCE SHEET AS OF
                               MARCH 31, 2000

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASSETS
                                                      June 30,     June 30,
                                                        2001         2000
Current Assets
  Regular Checking Accounts                                  $76        $952
                                                       ---------   ---------
Total Current Assets                                         $76        $952
                                                       ---------    --------
Property and Equipment
  Equipment                                                 $477      $1,029
                                                       ---------    --------
Total Property and Equipment                                $477      $1,029
                                                       ---------    --------
Other Assets                                                   -           -

Total Assets                                                $553      $1.981
                                                       =========    ========

                           LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                        $586,115    $518,515
  Accrued Expenses                                        91,784      83,178
  Stockholders' Loans (un-reimbursed expenses)           421,856     322,483
                                                       ---------   ---------
Total Current Liabilities                             $1,099,755    $934,176

Long-Term Liabilities                                     40,900           -
                                                      ----------   ---------
Total Liabilities                                     $1,140,655    $934,176
                                                      ----------   ---------
Capital
  Common Stock                                             5,627       4,517
  Paid-in Capital                                        619,075     420,185
  Retained Earnings                                  (1,725,358)   (943,360)
  Net Income                                            (39,446)   (413,537)
                                                     -----------   ---------
Total Capital                                        (1,140,102)   (932,195)
                                                     -----------   ---------
Total Liabilities and Capital                               $553      $1,981
                                                      ==========   =========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000

                                                    Additional
                                   Common Stock       Paid-In   Accumulated
                                Shares    Par Value   Capital     Deficit
Balance 12-31-00                5,627,349     5,627     619,075 (1,725,358)
Shares Issued To:
      Officer/Directors    for
services
  Consultants for services
  Cancelled Shares
  Other cash
Offering Costs
Net (loss)
                                ---------   -------  ---------- -----------
Balance 6-30-01                 5,627,349     5,627     619,075 (1,725,358)
                                =========    ======   =========  ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                    June 30,     June 30,
                                                      2001         2000
Revenues
  Finance Charge Income                                      $3         $52
                                                    -----------   ---------
Total Revenues                                               $3         $52
                                                    -----------   ---------
Cost of Sales                                                 -           -
Total Cost of Sales                                           -           -

Gross Profit                                                  3          52
                                                    -----------  ----------
Expenses
Total Expenses                                           39,449     413,589
                                                    -----------  ----------
Net Income (Loss)                                     ($39,446)  $(413,537)
                                                    ===========  ==========

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                     June 30,    June 30,
                                                       2001        2000
Cash Flows from operating activities
  Net Income (Loss)                                  ($39,446)   $(413,537)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                            -      231,267
   Accrued Expenses                                          -       21,529
   Stockholders' advances                               39,207      158,187
                                                     ---------   ----------
Total Adjustments                                       39,207      410,983
                                                     ---------   ----------
Net Cash provided by Operations                          (239)      (2,554)
                                                     ---------   ----------
Cash Flows from investing activities Used For

  Net cash used in investing                                 -            -
                                                     ---------   ----------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                          133
  Paid-in capital                                                     (133)
                                                             -
                                                     ---------    ---------
Net cash used in financing                                   -            -
                                                     ---------    ---------
Net increase (decrease) in cash                         $(239)     ($2,554)
                                                     =========    =========
Summary
  Cash Balance at End of Period                            $76         $952
  Cash Balance at Beginning of Period                     $315        3,506
                                                      --------    ---------
Net Increase (Decrease) in cash                         $(239)     ($2,554)
                                                      ========    =========

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


Results of Operations for the three months ended June 30, 2001 and June 30,
2000

     Total operating expenses from continuing operations were $39,449 for the three months ended June 30, 2001 compared to $413,589 for the three months ended June 30, 2000. Utilizing an average daily calculation of operating expenses of $438 for the period ending June 30, 2001, and an average daily calculation of operating expenses of $4,595 for the period ending June 30, 2000, this represented a 90% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company no longer accruing salaries for any officer of the company expenses during the period ending June 30, 2001. Further, the legal and professional expenses were minimal primarily the result of the Company's internal preparation and filings with the Securities and Exchange Commission.

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

Liquidity and Capital Reserves

As of June 30, 2001 and June 30, 2000 (Unaudited)

     As of June 30, 2001, the Company's assets were $553 and its liabilities were $1,140,655, resulting in an deficit of assets of ($1,140,102). Cash was $76 at June 30, 2001 as compared to cash of $952 on June 30, 2000, a decrease of $876. This represented a 92% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and almost zero income.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock, loans from officers and directors, and a long-term loan from a private investor. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None.

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports of Form 8--K.

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smollanoff                 By:/s/ Stanley Teeple
  Michael Smolanoff                          Stanley L. Teeple
  CEO, President                             Secretary/ Treasurer


Date: August 1, 2001                      Date: August 1, 2001