Form 10QSB
period 2001-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2001-11-09
CIK 1074865

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2001   Commission file number 000-25415




                 Twin Faces East Entertainment Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                                 22-3374562
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

94 Arthur Hills Court
Henderson, Nevada                                      89074
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

                           Yes        X       No


   As of September 30, 2001, there were 5,627,349 shares of common stock outstanding.

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                            SEPTEMBER 30, 2001

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2001                3

               Statement of Stockholders' Equity
               for the three months ending September 30, 2001        4

               Income Statement for the three months
               ending September 30, 2001 and September 30, 2000      5

               Statement of Cash Flow for the three months           6
               ending September 30, 2001 and September 30, 2000

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation          7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                     9

     Item 2.   Changes in Securities                                 9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                     9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                      10

     Item 5.   Other Information                                     10

     Item 6.   Exhibits and Reports of Form 8-K                      10

     SIGNATURES                                                      11

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                               BALANCE SHEET
                            SEPTEMBER 30, 2001

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
                                              September 30,  September 30,
                                                  2001           2000
Current Assets
  Regular Checking Accounts                             $52         $1,113
                                                -----------     ----------
Total Current Assets                                    $76         $1,113
                                                -----------     ----------
Property and Equipment
  Equipment                                            $477         $1,029
                                                -----------     ----------
Total Property and Equipment                           $477         $1,029
                                                -----------     ----------

Other Assets                                              -              -
                                                -----------     ----------
Total Assets                                           $529         $2,141
                                                ===========     ==========

                          LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                   $586,115       $652,315
  Accrued Expenses                                   91,784         84,297
     Stockholders'    Loans   (un-reimbursed        421,856        351,592
expenses)
                                               ------------    -----------
Total Current Liabilities                        $1,099,755     $1,088,203

Long-Term Liabilities                                40,900         40,900
                                               ------------    -----------
Total Liabilities                                $1,140,655     $1,129,103
                                               ------------    -----------
Capital
  Common Stock                                        5,627          4,517
  Paid-in Capital                                   619,075        420,185
  Retained Earnings                             (1,725,358)      (943,360)
  Net Income                                       (39,470)      (608,304)
                                               ------------    -----------
Total Capital                                   (1,140,126)    (1,126.961)
                                               ------------    -----------
Total Liabilities and Capital                          $529         $2,141
                                               ============    ===========

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001

                                                     Additional
                                   Common Stock       Paid-In    Accumulated
                                 Shares  Par Value    Capital      Deficit
Balance 12-31-00                 5,627,349    5,627     619,075  (1,725,358)
Shares Issued To:
      Officer/Directors     for
services
  Consultants for services
  Cancelled Shares
  Other cash
Offering Costs
Net (loss)
                                 ---------  -------  ----------  -----------
Balance 9-30-01                  5,627,349    5,627     619,075  (1,725,358)
                                 =========  =======  ==========  ===========

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                             INCOME STATEMENT
   FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                           September 30,    September 30,
                                                2001             2000
Revenues
  Finance Charge Income                                 $0            $122
                                               -----------     -----------
Total Revenues                                          $0            $122
                                               -----------     -----------
Cost of Sales                                            -               -
                                               -----------     -----------
Total Cost of Sales                                      -               -
                                               -----------     -----------
Gross Profit                                            $0            $122
                                               -----------     -----------
Expenses
Total Expenses                                         $24        $608,425
                                               -----------     -----------
Net Income (Loss)                                    ($24)      $(608,303)
                                               ===========     ===========

                 TWIN FACES EAST ENTERTAINMENT CORPORATION
                          STATEMENT OF CASH FLOW
   FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                    September   September
                                                       30,         30,
                                                      2001        2000
Cash Flows from operating activities
  Net Income (Loss)                                 ($39,470)   $(608,304)
Adjustments to reconcile net income to net cash
 provided by operating activities
   Accrued Salary                                           -      365,067
   Accrued Expenses                                         -       22,648
   Stockholders' advances                              39,207      178,295
                                                    ---------   ----------
Total Adjustments                                      39,207      566,011
                                                    ---------   ----------
Net Cash provided by Operations                         (263)     (42,293)
                                                    ---------   ----------
Cash Flows from investing activities Used For

  Net cash used in investing                                -            -
                                                    ---------   ----------
Cash Flows from financing activities
Proceeds From
  Common Stock                                                         133
  Paid-in capital                                                    (133)
                                                    ---------   ----------
                                                            -
Net cash used in financing                                  -       40,900
                                                    ---------   ----------
Net increase (decrease) in cash                        $(263)     ($1,393)
                                                    =========   ==========
Summary
  Cash Balance at End of Period                           $52       $1,113
  Cash Balance at Beginning of Period                  ($315)        2,506
                                                    ---------   ----------
Net Increase (Decrease) in cash                        $(263)     ($1,393)
                                                    =========   ==========


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

     We have been plagued with insufficient capital from formation. This lack of capital has prevented the Company from developing its product base that is essentially the production and marketing of films and related products.

Business of the Company

     We are in the development stage as a producer of entertainment and educational related programming and technology, which originated through the efforts of Dr. Michael Smolanoff, a director and officer of the Company. Our products include; (i), documentary films of Dr. Albert Einstein, and (ii) feature film and television scripts, and (iii) children's books and music.

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


Results of Operations for the three months ended September 30, 2001 and September 30, 2000

      Total operating expenses from continuing operations were $24 for the three months ended September 30, 2001 compared to $608,303 for the three months ended September 30, 2000. Utilizing an average daily calculation of operating expenses of $.27 for the period ending September 30, 2001, and an average daily calculation of operating expenses of $6,760 for the period ending September 30, 2000, this represented a 99% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company no longer accruing salaries for any officer of the company expenses during the period ending September 30, 2001. Further, the legal and professional expenses were zero and no employee expenses were submitted for expense reimbursement.

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

Liquidity and Capital Reserves

As of September 30, 2001 and September 30, 2000 (Unaudited)

     As of September 30, 2001, the Company's assets were $529 and its liabilities were $1,140,655, resulting in an deficit of assets of ($1,140,126). Cash was $52 at September 30, 2001 as compared to cash of $1,113 on September 30, 2000, a decrease of $1,061. This represented a 95% decrease in available cash. This decrease was primarily the result of an increase in operating expenses and zero income.

     The Company has continued since inception to fund its deficit cash flow from private placements of the Company's common stock, loans from officers and directors, and a long-term loan from a private investor. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

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


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff                  By:/s/ Stanley Teeple
  Michael Smolanoff                          Stanley L. Teeple
  CEO, President                             Secretary/ Treasurer


Date: November 11, 2001                   Date: November 11, 2001