Form 10KSB/A
period 2000-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-05-01
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

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


      Registrant's telephone number including area code: (702) 617-8832

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes          No  ___X__

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

     This amended form 10KSB is being submitted with financial statements prepared by the company officers. They have been independently audited and that audit report has been made a part of this document.

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

Research and Development

     From inception in December of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from December 5, 1997 through December 31, 2000, we incurred operating expenses of $1,813,827 against revenues of $875, which resulted in an operating loss of $1,812,952.

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

Intellectual Property

     Many of the processes and much of the know-how of importance to our technology depends upon the non-patentable technology, knowledge, and experience of our technical personnel and collaborators. To help protect our rights, we require employees, collaborators, and significant consultants and advisors with access to confidential information, to enter into confidentiality agreements. There can be no assurance that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. In addition, our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of copyrights, trade secret laws and non-disclosure agreements to protect our proprietary technolology.

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

Additional Information

     We intend to provide an annual report to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report does include audited financial statements.

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

ITEM 2.   PROPERTIES

     The Company currently utilizes approximately 400 square feet of office space from employee Teeple at 94 Arthur Hills Court, Henderson, NV 89074, on a month to month basis at a cost of expense reimbursement. The space is for general administration and is sufficient for the current needs of the Company. We anticipate that we will require additional space in the future but does not anticipate any difficulty in obtaining such space in its immediate vicinity at favorable rates.

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

      Pre-Operating Expenses. Pre-Operating expenses for the period from December 5, 1997 to December 31, 2000 were $1,813,827.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-16 through F-28 of this Form 10-KSB/A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report.  The financial statements are filed as audited.

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

Stanley L. Teeple- Stan Teeple is COO,CFO, Secretary and Treasurer from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

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

Duties, Responsibilities & Experience (continued)

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

     Overall   Policy;   Significant  Factors.   During  fiscal   2000,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.


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

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions. In 2000 the Board decided to reduce the effect of continuing to accrue salaries for Dr. Smolanoff and Mr. Teeple by a one-time issuance of 500,000 shares of restricted common stock to each in lieu of a reduction of $100,000 of accrued compensation each. The stock value of the transaction for the benefit of the Company was thereby $200,000 while the actual value received by the employees was negligible due to the stock price, stock restriction, and financial condition of the Company at that time.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
                                                              Long Term
                               Annual Compensation           Compensation
Name and Principal                         Other Annual  Restricted
     Position      Year  Salary(1)  Bonus  Compensation   Stock (1)  Options
Michael Smolanoff  2000     80,000           7,200(2)      100,000
Stan Teeple        2000     80,000           7,200(2)      100,000
Bruce Taffet       2000
Hyman Swartzberg   2000


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

       Name of Beneficial Owner (1)          Number     Percent
                                            of Shares   Of Class    Options
                                                          (2)
Michael Smolanoff                            1,739,507        31%   200,000
121 Red Hill Road
Holmdel, NJ 07733

Stan Teeple                                  1,588,000        28%   200,000
94 Arthur Hills Court
Henderson, NV 89014

Bruce Taffet                                   149,000         3%   50,000
5644 Irish Pat Murphy Dr.
Parker, Co 80134

Hyman Shwartzberg                               24,000         1%   50,000
621 Montgomery St.
Brooklyn, NY 1125
All Directors & Officers as a Group          3,500,507        63%   500,000

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

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Independent Auditors' Reports                         F-16 & F17
     2.     Financial Statements:
          Balance Sheets                                                F-18
          Statements of Operations                                      F-19
          Statements of Stockholders' Deficit                           F-20
          Statements of Cash Flows                                      F-21
          Notes to Financial Statements                          F-22 - F-28

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       1-   During the fiscal year 1999, the Company filed the following  S-8's.
            A)   S-8 filed  May 10th, 2000

       2- The Company did not file its 10KSB for year-end 12-31-01 pending completion of the amended 10KSB for 2000 with audited financial statements. It did file a late filing form noting this.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 30,2002       TWIN FACES EAST ENTERTAINMENT CORPORATION
                              (Registrant)


                              By:  /s/ Michael Smolanoff
                                   Michael Smolanoff
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title                            Date

/s/ Michael Smolanoff      CEO, President                   April 30, 2002
Michael Smolanoff

/s/ Stanley Teeple         COO, CFO, Secretary/Treasurer    April 30, 2002
Stanley L.  Teeple

/s/ Bruce Taffet           Director                         April 30, 2002
Bruce Taffet

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (fax)

INDEPENDENT AUDITOR'S REPORT

April 29, 2002

Board of Directors
Twin Faces East Entertainment Corporation
Las Vegas, NV

I have audited the Balance Sheets of Twin Faces East Entertainment Corporation (the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements for the period December 5, 1997 (Date of Inception) to December 31, 1999 presented for comparative purposes. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to that period of time, is based solely on the report of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Twin Faces East Entertainment Corporation, (A Development Stage Company), as of December 31, 2000, and its related statements of operations, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.


/s/ G. Brad Beckstead
G. Brad Beckstead, CPA

Grobstein Horwath & Company
Certified Public Accountants



Independent Auditors' Report


To the Stockholders and Board of Directors
Twin Faces East Entertainment Corporation


We have audited the accompanying balance sheet of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999 and the period from December 5, 1997 (inception) through December 31, 1998. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Faces East Entertainment Corporation (a development stage company) as of December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999 and period from December 5, 1997 (inception) through December 31, 1998.



/s/ Grobstein Horwath & Company
Sherman Oaks, California
March 15, 2000


15233 Ventura Boulevard, Ninth Floor, Sherman Oaks, California 91403
(818) 501-5200 * Fax: (818) 907-9632 * Internet: horwathcal.com       A
member firm of Horwath International

                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                                Balance Sheet
                                                        December 31,
                                                     2000          1999
Assets

Current assets:
  Cash and equivalents                          $        315   $       2,506
                                                  ----------       ---------
     Total current assets                                315           2,506
                                                  ----------       ---------
Fixed assets, net                                        477             753
                                                  ----------       ---------
                                                $        792   $       3,259
                                                  ==========       =========

Liabilities and Stockholders' (Deficit)
Current liabilities:
  Accrued salaries and benefits                 $    586,115   $    287,248
  Other accrued expenses                              91,784          61,648
  Stockholders' advances                             382,650         173,297
                                                  ----------       ---------
     Total current liabilities                     1,060,549         522,193
                                                  ----------       ---------
Long-term debt                                        40,900               -
                                                  ----------       ---------
                                                   1,101,449         522,193
                                                  ----------       ---------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding                                                -               -
  Common stock, $0.001 par value, 20,000,000
shares authorized, 5,627,349 and 4,384,349
shares issued and outstanding as of 12/31/00
and 12/31/99, respectively                             5,627           4,384
  Additional paid-in capital                         706,668         420,319
  (Deficit) accumulated during development
stage                                            (1,812,952)       (943,637)
                                                  ----------       ---------
                                                 (1,100,657)       (518,934)
                                                  ----------       ---------
                                                $        792   $       3,259
                                                  ==========       =========

 The accompanying notes are an integral part of these financial statements.

                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                           Statement of Operations
               for the years ended December 31, 2000 and 1999
    and for the period December 5, 1997 (inception) to December 31, 2000

                                                               December 5,
                                                                   1997
                                     For the years ended      (inception) to
                                         December 31,          December 31,
                                      2000          1999           2000
Pre-Operating Revenue
Interest income                  $        126   $        262  $          875
                                   ----------     ----------     -----------
Pre-Operating Expenses:
  Professional services               136,085        260,688         419,756
  Salaries and benefits               553,410        195,748         877,158
  Travel                               16,492         48,533         120,941
  Automobile                           39,865         32,838          98,126
  Transportation                       30,506         27,248          74,771
  Miscellaneous                        22,241         18,276          45,850
  Insurance                            25,858         17,952          43,810
  Telephone                            14,397         15,155          39,025
  Office and postage                   13,458         14,928          40,896
  Entertainment and meals              10,853         12,008          27,496
  Pre-production costs                  6,000          8,500          23,550
  Advertising                               -              -           1,823
  Depreciation and amortization           276            276             625
                                   ----------     ----------     -----------
                                      869,441        652,150       1,813,827
                                   ----------     ----------     -----------
(Loss) Before Income taxes          (869,315)      (651,888)     (1,812,952)

Provision for income taxes                  -              -               -
                                   ----------     ----------     -----------
Net (loss)                       $   (869,315)  $   (651,888) $   (1,812,952)
                                   ==========     ==========     ===========
Weighted average number of
  common shares outstanding         4,581,267      3,822,024
                                   ==========     ==========
Net (loss) per share             $     (0.19)  $      (0.17)
                                   ==========     ==========

 The accompanying notes are an integral part of these financial statements.

                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2000

                                                  (Deficit)
                                                 Accumulated
                                    Additional      During          Total
                 Common Stock         Paid-in    Development    Stockholders'
              Shares       Amount     Capital       Stage         (Deficit)
Balance,
December
31, 1997              -  $        - $        - $             - $             -

Shares
issued for
cash             88,115          88     94,330                         94,418

Shares
issued for
intellectua
l property
rights        1,764,000       1,764    (1,764)                              -

Shares
issued for
services -
related
party         1,236,000       1,236     97,054                         98,290

Four-for-
one stock
split         9,264,345       9,264    (9,264)                              -

Retirement
of stock    (9,000,000)     (9,000)      9,000                              -

Shares
issued for
cash              1,600           2      3,098                          3,100

Shares
issued for
services -
related
party            57,000          57     15,568                         15,625

Net (loss)
for the
year ended
December
31, 1998                                             (291,749)      (291,749)
             ----------     -------    -------     -----------    -----------
Balance,
December
31, 1998      3,411,060       3,411    208,022       (291,749)       (80,316)

Shares
issued for
cash             44,400          44     21,826                         21,870

Application
of deferred
offering
costs                                 (85,625)                       (85,625)

Shares
issued to
vendors for
services        660,000         660    120,115                        120,775

Shares
issued for
services -
related
party           268,889         269    155,981                        156,250

Net (loss)
for the
year ended
 December
 31, 1999                                            (651,888)      (651,888)
             ----------     -------    -------     -----------    -----------
Balance,
December
31, 1999      4,384,349       4,384    420,319       (943,637)      (518,934)

Shares
issued for
consulting
services        100,000         100     62,400                         62,500

Shares
issued for
legal
services         33,000          33     11,309                         11,342

Shares
issued to
satisfy
accrued
salaries -
related
party         1,000,000       1,000    199,000                        200,000

Shares
issued for
consulting
services         10,000          10      1,240                          1,250

Shares
issued for
consulting
services        100,000         100     12,400                         12,500

Net (loss)
for the
year ended
 December
 31, 2000                                            (869,315)      (869,315)
             ----------     -------    -------     -----------    -----------
Balance,
December
31, 2000      5,627,349  $    5,627 $  706,668 $   (1,812,952) $   (1,100,657)
             ==========     =======    =======     ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                  Twin Faces East Entertainment Corporation
                    Consolidated Statement of Cash Flows
               for the years ended December 31, 2000 and 1999
    and for the period December 5, 1997 (inception) to December 31, 2000

                                                               December 5,
                                                                   1997
                                      For the years ended      (inception)
                                         December 31,        to December 31,
                                      2000         1999            2000
Cash flows from operating
activities
Net (loss)                         $ (869,315)   $  (651,888) $   (1,812,952)
  Depreciation expense                     276            276             625
  Shares issued for services            87,592        277,025         392,907
Adjustments to reconcile net
  (loss) to net cash
  (used) by operating activities:
  Increase in accrued salaries
   and benefits                       498,867        154,448         786,115
  Increase in other accrued
   expenses                            30,136         61,648          91,784
                                    ---------      ---------     -----------
Net cash (used) by operating
activities                          (252,444)      (158,491)       (541,521)
                                    ---------      ---------     -----------
Cash flows from investing
activities
  Purchase of equipment                     -              -         (1,102)
  Proceeds from long-term debt         40,900              -          40,900
                                    ---------      ---------     -----------
Net cash provided (used) by
investing activities                   40,900              -          39,798
                                    ---------      ---------     -----------
Cash flows from financing
activities
  Stockholders' advances              209,353        133,549         382,650
  Issuance of common stock                  -         21,870         119,388
                                    ---------      ---------     -----------
Net cash provided by financing
activities                            209,353        155,419         502,038
                                    ---------      ---------     -----------
Net increase (decrease) in cash       (2,191)        (3,072)             315

Cash and equivalents - beginning        2,506          5,578               -
                                    ---------      ---------     -----------
Cash and equivalents - ending     $       315   $      2,506 $           315
                                    =========      =========     ===========
Supplemental disclosures:
  Interest paid                   $         -   $          - $             -
  Income taxes paid               $         -   $          - $             -
Non-cash transactions:
  Shares issued for services      $    87,592   $    277,025 $       478,532
                                    =========      =========     ===========
  Number of shares issued for
   services                           243,000        928,889       2,464,889
                                    =========      =========     ===========
  Shares issued to satisfy
   accrued salaries - related
   party                          $   200,000   $          - $       200,000
                                    =========      =========     ===========
  Number of shares issued to
   satisfy accrued salaries -
   related party                    1,000,000              -       1,000,000
                                    =========      =========     ===========

 The accompanying notes are an integral part of these financial statements.

                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized December 5, 1997 (Date of Inception) under the laws
of  the State of Delaware, as Twin Faces East Entertainment Corporation   The
Company reincorporated in the State of Nevada on June 17, 1998.

The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
Statement  of Position 98-5 (SOP 98-5), "Reporting on the Costs  of  Start-Up
Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2000.

Equipment
Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes


Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.


Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock Options
The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Accordingly, the Company applies Accounting Principles Board Opinion No. 25 to its stock-based compensation awards to employees.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair

                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes

value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.
Year-end
The Company has selected December 31 as its year-end.


Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $1,812,952. Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate      (34.0%)

                 Valuation reserve                 34.0%

                 Total                                -%

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $1,812,952 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020. The deferred tax asset relating to the operating loss has been fully reserved at December 31, 2000 and 1999.

                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes


Note 4 - Equipment

Equipment  consists  of  computer equipment costing  $1,102.   No  additional
equipment was purchased during the year ended December 31, 2000.

Depreciation expense was $276 and $276 for the years ended December 31, 2000 and 1999, respectively.

Note 5 - Accrued salaries and benefits

Accrued salaries and benefits in totaling $586,115 are due to officers of the Company. During the year ended December 31, 2000, 1,000,000 shares of the Company's $0.001 par value common stock were issued at $0.20 per share to the officers as payment of $200,000 against the accrued salaries and benefits.

Note 6 - Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings (see Note 2).

Note 7 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During the year ended December 31, 1998, the Company issued 1,293,000 shares of its $0.001 par value common stock to the founding stockholders, the Company's securities counsel and other financial advisors for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.

During October 1998, the Company effected a 4-for-1 stock split. Concurrent with the stock split, the founding stockholders voluntarily retired 9,000,000 shares of the common stock at the common stock's par value.

During the year ended December 31, 1998, the Company issued 1,764,000 shares of its $0.001 par value common stock in exchange for certain intellectual property rights contributed by the Company's Chief Executive Officer. The property rights are valued at the par value of the underlying shares, or $1,764.

During March 1998, the Company completed an exempt placement of securities of 2,860 shares of its $0.001 par value common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission ("Regulation D"). Each warrant permits the holder to purchase one share of the Company's $0.001 par value common stock at a price of $5.00 per share during a period beginning March 27, 1998 and ending March 27, 2003. In June 1998, the Company completed an exempt placement of securities of 40,000 shares of its $0.001 par value common stock pursuant to Regulation D. In September 1998, the Company completed an exempt placement of securities of 45,255 shares of its $0.001 par value common stock pursuant to Regulation D. In November 1998, the

                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes



Company completed an exempt placement of securities of 57,000 shares of its $0.001 par value common stock pursuant to Regulation D. On February 1, 1999, the Company commenced offering for sale up to 500,000 shares of its $0.001 par value common stock pursuant to Regulation D at an offering price of $.5625 per share, and sold 133,289 shares of common stock through February
15, 1999. Upon closing of the offering, the balance of deferred offering costs was charged to additional paid-in capital.


During the year ended December 31, 1999, the Company issued 928,889 shares of its $0.001 par value common stock to stockholders for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.


During the year ended December 31, 2000, the Company issued 243,000 shares of its $0.001 par value common stock to the Company's securities counsel and other financial advisors for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.


During the year ended December 31, 2000, 1,000,000 shares of the Company's $0.001 par value common stock were issued at $0.20 per share to the officers as payment of $200,000 against the accrued salaries and benefits.



Note 9 - Stock options

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors' Plan (the "Directors' Plan"). On January 1 , 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"), as described below. Generally, all options terminate ninety days after a change in control of the Company.

Stock Option Plans
The Stock Option Plans provide for the issuance of both qualified (incentive) and non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Qualified stock options may be granted at an exercise price equal to the fair market value per share of the Company's common stock on the date of grant. Non-qualified stock options may be granted at an exercise price not less than eighty-five percent of the fair market value per share of the Company's common stock on the date of grant. Each option granted will be exercisable for a term not more than ten years after the date of grant, and may be fully vested at the date of grant.

Directors' Plan
Each non-employee director will receive an option to purchase 50,000 shares of common stock. The options of non-employee directors will be exercisable according to the Stock Option Plans, except that options granted under the Directors' Plan may not be exercised more than five years after the date of grant.


                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes

                                          Year ended          Year ended
                                       December 31, 2000  December 31, 1999
                                                 Weighted           Weighted
                                       Shares    Average   Shares   Average
                                                 Exercise           Exercise
                                                  Price              Price
Outstanding at beginning of period      500,000     $0.65        --       --
  Granted                                    --        --   500,000    $0.65
  Exercised                                  --        --        --       --
  Lapsed or
  cancelled                                  --        --        --       --
                                       --------  --------  --------  -------
Outstanding at end of period            500,000     $0.65   500,000    $0.65
                                       ========  ========  ========  =======
Options exercisable at end of period    500,000             500,000
Options available for future grant      600,000             600,000
Weighted average minimum fair value
of options granted during the period         --              $0.517

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" , under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" , the Company's net loss available to common stockholders would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                               Year ended                 Year ended
                            December 31, 2000         December 31, 1999
 Net loss available
 to common stockholders:

           As reported           $(1,812,952)                     $(650,638)

           Pro Forma             $(1,812,952)                     $(909,238)


                  Twin Faces East Entertainment Corporation
                        (A Development Stage Company)
                                    Notes
The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2000, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions : dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2000.

                          Options Outstanding            Options Exercisable

                                Weighted
                                Avergage    Weighted                Weighted
    Range of         Number     Remaining    Average      Number     Average
    Exercise       Outstanding Contractual  Exercise    Outstanding Exercise
     Prices        at 12/31/00    Life        Price     at 12/31/00   Price
     $0.25           300,000   3.50 years     $0.25       300,000     $0.25

     $1.00           200,000   3.90 years     $1.25       200,000     $1.25

Note 10 - Commitments

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.

Note 11 - Subsequent events

On October 21, 2001, the Company Board of Directors accepted three separate loan agreements at $110,000 each funded in October, November, and December of 2001. Each loan bears interest at 20%, and is payable in cash of $132,000 or $154,000 worth of the Company's $0.001 par value restricted common stock on an annual basis. Additional consideration includes 333,333 shares per note of the Company's $0.001 par value common stock bearing the Rule 144 restriction.

On October 31, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Pangaea Education Systems, LLC ("PAN"), a multidimensional education company based in Florida. In exchange for exclusive ownership of the intellectual property of PAN, the Company issued 1,500,000 shares of its $0.001 par value preferred stock. The stock carries conversion rights to common shares on an annual basis the first week of January each year after 12/31/03. Within 30 days of completion of the first quarter end of a positive EBITDA as a wholly owned subsidiary, PAN will receive a five hundred thousand share bonus of the Company's $0.001 par value common stock. The performance bonus must occur prior to 1/1/03, at which time the bonus expires. The intellectual property has been transferred into Pangaea Education Systems, Inc., a wholly owned subsidiary formed by the Company.

On November 5, 2001, the Company issued 1,100,000 shares of its $0.001 par value common stock at $0.25 per share to its officers in satisfaction of accrued salaries and benefits totaling $275,000.

On November 10, 2001, the Company cancelled its consulting agreement with J. Douglas Group and rescinded the corresponding 250,000 shares of $0.001 par value common stock.

On November 10, 2001, the Company entered into a consulting contract with Mr. Marco Alfonsi for a period of one year. Pursuant to the agreement, the Company issued Mr. Alfonsi 250,000 shares of its $0.001 par value common stock bearing the Rule 144 restriction.