Form 10KSB
period 2001-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-05-15
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2001

                      Commission file number 000-25415

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
           (Exact name of registrant as specified in its charter)

Nevada                                                             22-3374562
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

94 Arthur Hills Court
Henderson, Nevada, USA                                                  89074
(Address of principal executive offices)                           (zip code)

                Issuer's Telephone Number:    (702) 617-8832

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2001, was 7,977,348 shares, held by approximately 47 stockholders. As of December 31, 2001, 333,333 shares of common stock were issued and held by the Company.

     The issuer's revenues for its most recent fiscal year ended December 31, 2001 were
$ 3.00.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average low and high price, as of December 31, 2001 was $268,561.00 based on a share value of $0.09.

     Transitional Small Business Disclosure Format (check one):Yes __  No X_

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2001

                               Index to Report
                               on Form 10-KSB


PART I                                                                Page

Item  1.  Business                                                      4-10
Item  2.  Properties                                                      10
Item  3.  Legal Proceedings                                               10
Item  4.  Submission of Matters to a Vote of Security Holders             10

PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                          11-12
Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                           12-16
Item  7.  Financial Statements and Supplementary Data                     16
Item  8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                          16-17

PART III

Item  9.  Directors and Executive Officers of the Registrant           17-19
Item  10. Executive Compensation                                       19-21
Item  11. Security Ownership of Certain Beneficial Owners and
          Management                                                   21-22
Item  12  Certain Relationships and Related Transactions                  22

PART IV

Item  13. Exhibits, Financial Statement Schedules and Reports on Form 8-K 23

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.


In this filing references to "Company," "we," "our," and/or "us," refers to Twin Faces East Entertainment Corp.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Twin Faces East Entertainment Corporation, a Nevada corporation ("the Company or Twin Faces"), is a development stage company formed in 1997. The Company was incorporated under the laws of the State of Delaware on December 5, 1997 and reincorporated under the laws of the State of Nevada on June 17, 1998. The re-incorporation in the State of Nevada was the result of Nevada's policy of encouraging incorporation in that State and, in furtherance of the policy, has adopted comprehensive, modern and flexible corporate laws, which are periodically updated and revised to meet changing business needs. In addition, Nevada continues to pursue a position of no corporate taxation. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC. ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of its convertible preferred stock in exchange for 100% of Pangaea's outstanding membership interests.

     Twin Faces has an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2001 there were 7,977,348 shares outstanding. Twin Faces also has an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2001 there were 1,500,000 shares outstanding.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

     Twin Faces is in the development stage as a producer of entertainment and educational related programming and technology, which initially originated through the efforts of Dr. Smolanoff, a director and officer of the Company. Our products include; (i) documentary films of Dr. Albert Einstein, (ii) feature film and television scripts, and (iii) training courses offered by our recently formed wholly owned subsidiary, Pangaea Education Systems, Inc.

     The Einstein Properties are the result of Dr. Smolanoff's acquisition of the films from Peter A. Buckey. Peter A. Buckey, the son of one of Albert
Einstein's  oldest and closest Friends, provides a rare insight  into  Albert
Einstein's private life, opinions, and foibles that are now folded into unique and rare videos. The Company owns original 16mm film footage of rare moments such as family vacation when Einstein wrote that fateful letter to Franklin D. Roosevlet that led to the Manhattan Project. Peter was Einstein's driver, and companion initiating extensive dialogue, keeping copious notes, and storing and recording priceless memories.

     "Pages From A Rabbit Journal", a children's book and future film script was created by Dr. Smolanoff. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message.

     "The Town That Arrested Santa Claus". A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, audio cassette and to become a television animated special.

About Pangaea Education Systems, Inc.

     In  October  of  2001 Twin Faces, through its wholly  owned  subsidiary,
Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Under the terms of the acquisition of Pangaea, Twin Faces issued 1,500,000 shares of its $0.001 par value preferred stock valued at $1,500. The shares carry conversion rights to common shares on an annual basis the first week of Janaury each year after December 31, 2003. The conversion to common shares is based upon a formula tied to the Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) earned by PES. The higher the EBITDA, the higher the number of common shares or a percentage thereof received in exchange for preferred shares. A copy of the agreement has been filed herewith. The agreement with Pangaea also contains a provision that within 30 days of completion of the first quarter end of a positive EBITDA by PES, Pangaea will receive a five hundred thousand (500,000) share bonus of the Company's $0.001 par value common stock. The performance bonus must occur prior to January 1, 2003, at which time the bonus provision expires. Section 5 of the agreement provides that in the event PES is unable to sufficiently utilize the assets acquired from Pangaea to generate a positive EBITDA in excess of $100,000 within eighteen (18) months from the Effective Date of the agreement, then at the sole option of Pangaea, the Company agrees to Spin-off 100% of PES to Pangaea concurrent with Pangaea returning all preferred shares issued pursuant to the agreement.

     Pangaea's business is an education enterprise, which integrates today's technology with traditional proven methods of learning to provide learning opportunities. Pangaea's experience and insight help their clients to create a competitive edge by advancing the process of education through collaborative multifaceted learning communities.

     Pangaea provides certification courses in a blended learning environment which train medical personnel for HIPAA (Health Insurance Partability and Accountability Act of 1996) compliance in Privacy & Security. Because these skills are mandated by the United States Government and not available internally, or extremely expensive when provided by outside consultants, these courses are highly marketable to small and medium size medical entities nationwide. Pangaea's courses are developed and monitored by nationally and internationally recognized experts in the fields of network security and internal audit and endorsed by an accredited State University. These certification programs, which were generated through a partnership with the Florida Gulf Coast University, will be delivered as well as supported worldwide by the distance learning delivery system of YnotLearn, Inc.

     Pangaea prides itself on integrating content from subject matter experts, master teachers (those recognized for their teaching expertise) and technology to provide corporations with an array of blended learning opportunities. Pangaea has formed partnerships with world-class corporations whose missions are dedicated to the education of workplace employees through engaging, interactive courseware. Pangaea clients will be able to select from customized content and this array of courseware for the content that best fits their needs.

Market Overview

     Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause the Company to become insolvent.

     Pangaea offers a Blended Learning Solution to small and medium size medical entities. The products and services which were designed with the customer in mind, are intended to be bundled, but can be sold separately.

  Medical Chief Privacy Officer Certification Program (mCPO)
  This 2 day seminar-based certification program is designed to attract, educate and support the medical office manager (OM) who has been promoted to lead the HIPAA compliance. Pangaea has developed a process flow for engaging the OM from registration to follow-up support. The course is built around integrating team leaders, subject expert instructors and a solid curriculum design. Certification is awarded through Florida Gulf Coast University.

  mCPO Re-Certification Program
  This 2day seminar-based certification is designed to re-enforce the previous training, education participants on new procedures and create a forum for support. This course is required every six months for re-certification through Florida Gulf Coast University.

  mCPO On-line Subscription Service
  Certified mCPOs will have the opportunity to belong to Pangaea's online community. Through the community they will have access to Privacy & Security Subject Matter experts, HIPAA news, threaded discussions, online HIPAA Awareness Training (see below), and tracking of their staff's progress in online learning.

  Online HIPAA Awareness Training
  This course is designed for all medical staff. The curriculum meets the HIPAA requirement for all medical staff to be trained in Privacy & Security Awareness and is certified by Florida Gulf Coast University. As an online course it offers the flexibility to be taken at any time, at any pace and at any place. (This revenue stream is not currently built into the Sales Forecast.)

  eHIPPA Newsletter
  Weekly an online newsletter will be sent to customers, prospects and leads. The purpose of the newsletter is to educate, motivate and up sell.

Competition

     We compare with numerous other entertainment and film production companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

Competition for Pangaea's HIPAA compliance programs comes in many forms:
* The most significant competition is "heads buried in the sand". Physicians and small size medical entities either choose to ignore the regulations or choose to push off the HIPAA compliance responsibility onto their Office Manager as a part of their regular business functions. The Pangaea advantage is that these OMs are already over burdened with responsibility and since most are non-technical, they are frightened to take on this technological responsibility.
* High-level prestige medical consulting companies are rolling out HIPAA compliance services and products for specialty and large medical corporations. They are not addressing Pangaea's targeted market, the small to medium size medical entities and awareness training.
* The third kind of competition is grass-roots seminars. Consultants and unemployed IT specialists are holding seminars in their local communities in an effort to try and make a business out of informing the medical community about HIPAA. Pangaea feels these are not founded on real business models. Medical entities are looking for stable partners that will hold their hand through the process. These individuals will be fair weather.

Magellan International, Inc.

     On February 25, 2001, we entered into a contract for the acquisition of 25% of Magellan International, Inc. for $180,000 cash and 500,000 shares of our common stock. As of December 31, 2001, $107,000 had been paid toward the purchase price and no shares had been issued. We have accrued $73,000 as a "short-term" note payable for the remaining balance of the purchase price.

Intellectual Property

     Many of the processes and much of the know-how of importance to our technology depends upon the non-patentable technology, knowledge, and experience of our technical personnel and collaborators. To help protect our rights, we require employees, collaborators, and significant consultants and advisors with access to confidential information, to enter into confidential agreements. There can be no assurance that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. In addition, our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of copyrights, trade secret laws and non-disclosure agreements to protect our proprietary technology.

     Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for "Pages from a Rabbit Journal", "The Town That Arrested Santa Claus", the Einstein properties and the "St. Lavra" documentary properties. There can be no assurance that we will obtain any copyright protection or be of commercial benefit to us.


Research and Development

     From inception in December of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from December 5, 1997 through December 31, 2001, we incurred operating expenses of $2,107,107 against revenues of $878, which resulted in an operating loss of $2,106,229.

Personnel

     As of December 31, 2001, the Company had only three employees of which none received any compensation. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, and Johnny King, Director of Film Development. None of the employees work full time for the Company but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, the Company will need to hire full time operational staff as its operations commence.

     As of December 31, 2001, Pangaea had only 1 (accrued salary) employee. Dr. Suzanne H. Miller, President, spends the majority of her full time effort to the operation of Pangaea.

     The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Smolanoff, Mr. Teeple or the Company's inability to attract and retain other qualified employees could have material adverse effect on the Company.

Risks

We are a development stage company organized in December 1997 and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we are unsure of our ability to generate revenues.

     We were incorporated in December 1997 in Delaware and changed our domicile to a Nevada corporation in June 1998. As a result of our recent start up we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we have product to market as a result of our products and recent agreement with Pangaea , there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we would continue in business.

     As a result of our deficiency in working capital at December 31, 2001 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

Available Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. We file reports and other information with the Securities and Exchange Commission as a result of our registration of our securities under Section 12(g) of the Exchange Act.

     All of our reports can be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (http://www.sec.gov).

     We furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at 1-(800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

                            Public Reference Room
                           450 Fifth Street, N.W.
                                  Room 1024
                           Washington, D.C. 20549
                          Telephone 1(800)-732-0330

ITEM 2.   DESCRIPTION OF PROPERTY

     None.

ITEM 3.   LEGAL PROCEEDINGS

     Twin Faces may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Twin Faces held its annual meeting of shareholders on November 30, 2001. Business conducted at the meeting included the following proposals:

(1) To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;
(2) To confirm the reaffirmation of Grobstein, Horwath & Company as auditors for the Company;
(3)  To schedule the next annual meeting of shareholders.

     Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on October 31, 2001, were entitled to vote. The number of outstanding shares at that time was 5,877,349 held by approximately 45 shareholders. The required quorum of shareholders was present at this meeting.

     Pangaea did not have any annual meeting for the year ending January 31, 2002. No matters were put to a vote of shareholders during the year.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "TFAC". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                       2001                       2000
                 Low          High         Low           High
1st Quarter      0.07         0.09         0.42          0.73
2nd Quarter      0.03         0.05         0.23          0.34
3rd Quarter      0.01         0.03         0.20          0.36
4th Quarter      0.12         0.40         0.10          0.21



     As of May 6, 2002, there were approximately 48 shareholders and 8,527,348 shares outstanding.

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

Recent Sales of Unregistered Securities.

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

     During March 1998, the Company completed an exempt placement of securities of 2,860 shares of its $0.001 par value common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission ("Regulation D"). Each warrant permits the holder to purchase one share of the Company's $0.001 par value common stock at a price of $5.00 per share during a period beginning March 27, 1998 and ending March 27, 2003. In June 1998, the Company completed an exempt placement of securities of 40,000 shares of its $0.001 par value common stock pursuant to Regulation D. In September 1998, the Company completed an exempt placement of securities of 45,255 shares of its $0.001 par value common stock pursuant to Regulation D. In November 1998, the Company completed an exempt placement of securities of 57,000 shares of its $0.001 par value common stock pursuant to Regulation D. On February 1, 1999, the Company commenced offering for sale up to 500,000 shares of its $0.001 par value common stock pursuant to Regulation D at an offering price of $.5625 per share, and sold 133,289 shares of common stock through February 15, 1999. Upon closing of the offering, the balance of deferred offering costs was charged to additional paid-in capital.

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

     On or about October 31, 2001 Twin Faces entered into financing agreements with three entities. Pursuant to the terms of the contracts, Twin Faces received funds of $110,000 each during October, November, and December of 2001. Each agreement provides for the issuance of 333,333 shares of restricted Rule 144 common stock of Twin Faces in addition to interest at 20% per annum payable; November 20th, 2002 payable in Rule 144 restricted common stock of Twin Faces; November 20th, 2003 payable in Rule 144 restricted common stock of Twin Faces. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 payable in cash of $132,000 or Rule 144 restricted common stock of Twin Faces. The number of shares to be issued is determined by valuing the stock based upon a 30-day average of the bid/ask as quoted by OTC:BB.

     On October 31, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Pangaea Education Systems, LLC ("PAN"), a multidimensional education company based in Florida. In exchange for exclusive ownership of the intellectual property of PAN, the Company issued 1,500,000 shares of its $0.001 par value preferred stock valued at $1,500. The stock carries conversion rights to common shares on an annual basis the first week of January each year after 12/31/03. Within 30 days of completion of the first quarter end of a positive EBITDA as a wholly owned subsidiary, PAN will receive a five hundred thousand share bonus of the Company's $0.001 par value common stock. The performance bonus must occur prior to 1/1/03, at which time the bonus expires. The intellectual property has been transferred into Pangaea Education Systems, Inc., a wholly owned subsidiary formed by the Company.

     The Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2001, $107,000 has been advanced to Magellan and no shares were issued. The Company has accrued $73,000 as a "short-term" note payable for the remaining balance due.

Subsequent Event

     In February of 2002, Twin Faces and Magellan Concepts International, Inc. ("MCI") entered into and Investment Agreement. Pursuant to the terms of the Investment Agreement Michael Thomas Stewart, an Agent of MCI was issued five hundred thousand (500,000) shares of common stock on March 1, 2002. The stock carries a SEC Rule 144 restrictive legend on the certificate and is subject to all Rule 144 restrictions.

     On March 1, 2002, Twin Faces issued Robert Allan a one time signing bonus of fifty thousand (50,000) shares of restricted common stock for services rendered as a consultant. The stock carries a SEC Rule 144 restrictive  legend  on  the  certificate and is  subject  to  all  Rule  144 restrictions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

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

Overview

     Twin Faces, a Development Stage Company, was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. The Company's articles of incorporation provide that the Company is authorized to issue 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of convertible preferred stock in exchange for 100% of Pangaea's outstanding membership interests.

     Twin Faces is a development stage company, has minimal revenues to date and has raised capital for initial development through the issuance of its securities.

     Pangaea is a multidimensional education company based in Florida, and has developed a blended learning system to provide educational instruction to the learner via both "distance learning" interactive Internet sites as well as direct seminar training.

     Pangaea recently announced a total compliance solution, including required training and certification for health care industry compliance with the U.S. Government mandated HIPAA (Health Insurance Portability and Accountability Act of 1996). Pangaea's HIPAA Education and Training Products have now developed a HIPAA Compliance Certificate Program with Florida Coast Univiersity (FGCU). FGCU's Center for Leadership and Innovation will also be partnering with Pangaea to provide efficient and cost-effective blended learning system to train MCPO's T (Medical Chief Privacy Officer) and dCPO'sT (Dental Chief Privacy Officer) as well as every level of healthcare professional and staff.

Plan of Operation

     During the next 12 months the Company plans to focus its efforts on its development of four primary properties including "Rabbit", "Town Arrested Santa", and the "Einstein" property. We are also working on the production of a new feature film, "A Real Man", written by Johnnie King; however actual production will not commence until the Company has sufficient capital for production and marketing. Additionally, our recently formed subsidiary, Pangaea is proceeding with various seminar and training programs in an attempt to develop a revenue source.

     Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. As a result of our recent acquisition of the assets of Pangaea, our cash requirements have increased by $750,000; however our ability to commence generating revenues has increased. In the event we are unable to generate the minimal amount of cash, then we may be forced to spin off or separate out Pangaea under the terms of our agreement with the sellers of the Pangaea assets.

     Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate the development of additional training programs for our Pangaea subsidiary.

     Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     Significant changes in the number of employees. In the event we are successful in obtaining additional debt or equity which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire 2 additional full time staff members for the company and 10 additional employees for Pangaea.

Liquidity and Capital Resources

     On or about October 31, 2001 Twin Faces entered into financing agreements with three entities. Pursuant to the terms of the contracts, Twin Faces received funds of $110,000 each during October, November, and December of 2001. Each agreement provides for the issuance of 333,333 shares of restricted Rule 144 common stock of Twin Faces in addition to interest at 20% per annum payable; November 20th, 2002 payable in Rule 144 restricted common stock of Twin Faces; November 20th, 2003 payable in Rule 144 restricted common stock of Twin Faces. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 payable in cash of $132,000 or Rule 144 restricted common stock of Twin Faces. The number of shares to be issued is determined by valuing the stock based upon a 30-day average of the bid/ask as quoted by OTC:BB.

     The above notes may be prepaid in whole or partial by Twin Faces at any time. Each note contains a provision that in the event of default the Maker may immediately call the note due and payable. Events of default are as follows:

*    Failure to make any payments due within 15 days of the due date;
*    Breach of any condition of any of the security interest;
*    Upon the insolvency, dissolution, or liquidation of the Company;
* Upon the filing by the Company an assignment for the benefit of the creditors, bankruptcy, or for relief under any provisions of the Bankruptcy Code; or by suffering an involuntary petition in bankruptcy or receivership not vacated within 30 days;
* Sale of the Company, any of the Company's subsidiaries or sale of any of the Company's material assets in which sale would yield an amount equal to or greater than the principal amount of the note.

     The collateral for the financial agreements is a first position, Secured lien on the Company. Further, the Company agreed to cooperate with Maker with respect to UCC and/or similar filings.

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from fees earned as a result of our documentary films of Dr. Albert Einstein and feature film and television scripts, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over  the  next  twelve  months we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As  of  December  31,  2001, the Company had  assets  of  $182,091,  and
$1,217,025   of   liabilities.  Resulting  in  a  stockholders   deficit   of
($1,034,934).

Going Concern

     The Company's auditors have requested the Company provide Note 2 in the Company's financial statement as follows:

     "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Board of Directors appointed G. Brad Beckstead, CPA, as the Registrant's independent accountants for the fiscal year ending December 31, 2000 and 2001. This is a change in accountants recommended by Registrant's Executive Management and approved by Registrant's Board of Directors. G. Brad Beckstead, CPA was engaged by Registrant on April 16, 2002. Grobstein, Horwath & Company LLP was dismissed as Registrant's independent accountant on April 16, 2002.

     The audit reports issued by Grobstein, Horwath & Company LLP with respect to the Registrant's financial statements for the year ending December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. From December 5, 1997 through April 16, 2002, when Grobstein, Horwath & Company LLP was dismissed as the Registrant's independent accountant, there were no disagreements between the Registrant and Grobstein, Horwath & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grobstein, Horwath & Company LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

     The change in accountants was not as a result of any dissatisfaction with the quality of professional services rendered by Grobstein, Horwath & Company LLP as the independent accountants of Registrant.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                   Age     Positions and Offices held
Michael Smolanoff      59      CEO, President, and Director
Stan Teeple            53      COO, CFO, Secretary, Treasurer, Director
Bruce Taffet           54      Director
Johnnie King           32      Director of Film Development

Duties, Responsibilities and Experience

     Michael  Smolanoff,  age 59, is Chief Executive Officer,  President  and
Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Pages of a Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

     Stanley L. Teeple, age 53, is COO, CFO, Secretary, Treasurer and Director of the Company from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

     Bruce  Taffet,  age 54, is a Director of the Company since  April  1998.
From 1979 until present Mr. Taffet has worked as an executive with United Artists Theatre Circuit. From 1995 until present, Bruce has been Executive Vice President of United Artists Theatre Circuit. Mr. Taffet has approximately 30 years experience in the entertainment industry. Starting in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers.

     Johnnie King, age 32, is a creative talented filmmaker who had collaborated with many of the great artists of this day. His mentor, Jamal Joseph is likened to such prominent filmmakers as Spike Lee, Mattie Rich, John Singleton and Furman Lee. Since High School he has been a prolific writer, producer, and director of films. He has worked with "City Kids" under the direction of Jamal where he produced and directed short films and videos.

Officers & Directors of Pangaea, wholly-owned subsidiary of Twin Faces

     Suzanne H. Miller, Ph.D., President of Pangaea Education Systems, Inc. Dr. Miller holds a B.S. in Mathematics Education from the University of Tennessee, a M.A. in Mathematics Education from the University of Missouri, and completed her doctoral coursework in Mathematics Education at the University of Michigan as well as in Computer Science Education at Oregon State University. As a marketing executive for Marriott International Corporation, she spearheaded the development of a comprehensive universal database for global marketing, developed and implemented a contact management strategy for the Latin American division and a customer relationship management strategy for the Ritz Carlton division as well as supported all divisions through marketing research. Dr. Miller also has extensive experience in the distance-learning arena where she is sought after as a consultant to integrate blended learning strategies into corporations and educational enterprises. Dr. Miller has authored multiple research papers and has been the guest and keynote speaker for technology integration and database management at medical, educational and international conferences. Currently, Dr. Miller serves on the board of three corporations, and is an active participate in her community. She is chairman of the Henry T. Heald Center for Educational Advancement, and recently, the Leukemia Society nominated her for the "Man & Woman of the Year Award."

Election of Directors and Officers.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

     No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

     No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

     No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Twin Faces executive officers and directors, and persons who beneficially own more than ten percent of Twin Faces's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Twin Faces with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Twin Faces and written representations from Twin Faces executive officers and directors, Twin Faces believes that during the year ended 2001, Michael Smolanoff, Stan Teeple, and Bruce Taffet filed all forms 3, forms 4 and forms 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2001 none of the officers or directors of the Company have received monetary compensation for their services as an officer or director.

Termination of Employment

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Summary Compensation Table
                                                          Long Term
                        Annual Compensation             Compensation
   Name and                        Other Annual  Restricted
  Principal    Year Salary  Bonus  Compensation    Stock     Options  Others
   Position


 Michael
 Smolanoff
 CEO/
 President/
 Director      2001       0      0             0    400,000        0       0

 Stan Teeple
 COO/CFO/
 Secretary/
 Treasurer/
 Director      2001       0      0             0    400,000        0       0

 Bruce Taffet
 Director      2001       0      0             0          0        0       0

 Hyman
 Swartzberg
 (1)           2001       0      0             0          0        0       0


  (1) Mr. Swartzberg was not nominated for re-election at the shareholders meeting held on November 30, 2001.

Stock options

     The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors' Plan (the "Directors' Plan"). On January 1, 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"), as described below. Generally, all options terminate ninety days after a change in control of the Company.

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


                                       Year ended           Year ended
                                   December 31, 2001    December 31, 1999
                                            Weighted              Weighted
                                            Average                Average
                                            Exercise              Exercise
                                   Shares    Price      Shares      Price


 Outstanding at beginning of
 period                            500,000      $0.65         --          --
   Granted                              --         --    500,000       $0.65
   Exercised                            --         --         --          --
   Lapsed or cancelled                  --         --         --          --
 Outstanding at end of period      500,000      $0.65    500,000       $0.65

 Options exercisable at end of
 period                            500,000               500,000
 Options available for future
 grant                             600,000               600,000
 Weighted average minimum fair
 value of options granted during
 the period                             --                $0.517


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


                                Year ended                 Year ended
                             December 31, 2001          December 31, 2000


Net loss available
To common stockholders:

          As reported               $(2,106,229)                 $(1,812,952)

          Pro Forma                 $(2,106,229)                 $(1,812,952)


     The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2001, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions : dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

     The following table presents summarized information about stock options outstanding as of December 31, 2001.


                     Options Outstanding            Options Exercisable
                            Weighted
                             Average   Weighted                 Weighted
   Range of     Number      Remaining   Average       Number    Average
   Exercise   Outstanding  Contractual Exercise     Outstanding Exercise
    Prices    at 12/31/01     Life       Price      at 12/31/01  Price


    $0.25       300,000    2.50 years    $0.25        300,000    $0.25

    $1.00       200,000    2.90 years    $1.25        200,000    $1.25


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the date of this filing relating to the beneficial ownership of Twin Faces common stock by those persons known to Twin Faces to beneficially own more than 5% of Twin Faces Capital Stock, by each of Twin Faces directors, proposed directors and executive officers, and by all of Twin Faces directors, proposed directors and executive officers as a group.


                                                             Percent
                                             Number       Beneficially
   Name of Beneficial Owner (1)             of Shares         Owned
   Michael Smolanoff                         2,123,000            27.8%
   888 Holmdel Rd.
   Holmdel, NJ 07733

   Stan Teeple                               1,988,000              26%
   94 Arthur Hills Court
   Henderson, NV 89014

   Bruce Taffet                                149,000             1.9%
   5644 Irish Pat Murphy Dr.
   Parker, Co 80134

   Johnnie King                                400,000               5%
   280 Collins Ave., Apt. 5C
   Mt. Vernon, NY 10552

   All   Directors   &   Officers   and
   Beneficial Owners as a Group              4,260,000            55.7%


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Twin Faces does not lease or rent any property. Office services are provided without charge by a director. Such costs are deemed immaterial to the financial statements and, accordingly, have not been reflected as an expense to Twin Faces.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits
Exhibit                       Description
Number
2(a) Asset Acquisition Agreement between Twin Faces East Entertainment, Corporation and Pangaea Education Systems, LLC.
3(i)(a)*  Articles of Incorporation for Twin Faces
          (a)  Arcticles of Incorporation, as amended for, a Delaware corporation
          (a) (1)   Amended Articles of Incorporation Changing Domicile to
                    Nevada
3(i)(b)   Articles of Incorporation of Pangaea Education Systems, Inc.
3(ii)(a)* Bylaws of Twin Faces
3(ii)(b)  Bylaws of Pangaea
4*        Instruments defining the rights of security holders:
          (a)  Articles of Incorporation for, a Nevada Corporation
          (b)  Bylaws of, a Nevada Corporation
          (c)  Securities Stock Specimen
10(a)**   Material Contracts
          (a)  Employment Agreement-Michael Smolanoff
          (b)  Employment Agreement-Stanley L. Teeple
          (c)  1998 Stock Option Plan
          (d)  Contribution Agreement
          (e) Letter of Agreement between American Entertainment International and Nightwing Entertainment Group
          (f) Agreement between Nightwing Entertainment Group and Channel America Television Network
          (g) Agreement between Twin Faces East Entertainment and Uprise Entertainment
10(b) Investment Agreement between Twin Faces East Entertainment Corp. and Magellan Concepts International, Inc.
99        (a)  Press Release-Dated April 1, 2002, 2002
          (b)  Press Release-Dated April 4, 2002
_____
*    Filed in form 10SB12G on February 19, 1999
**   Filed in form 10SB12G/A on May 26, 1999

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TWIN FACES EAST ENTERTAINMENT CORP.

                              By:/S/Michael Smolanoff
                              Michael Smolanoff, President/Director

                                   Dated:    May 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE                   DATE

/S/Stanley L. Teeple          COO/CFO/Treasurer        May 14, 2002
Stanley L. Teeple             Secretary/Director


/S/Bruce Taffet               Director                 May 14, 2002
Bruce Taffet


/S/Michael Smolanoff          CEO/President            May 14, 2002
Michael Smolanoff             Director

                                EXHIBIT INDEX

2(a) Asset Acquisition Agreement between Twin Faces East Entertainment, Corporation and Pangaea Education Systems, LLC.
3(i)(a)*  Articles of Incorporation for Twin Faces
          (b)  Arcticles of Incorporation, as amended for, a Delaware corporation
          (a) (1) Amended Articles of Incorporation Changing Domicile to
                  Nevada
3(i)(b)   Articles of Incorporation of Pangaea Education Systems, Inc.
3(ii)(a)* Bylaws of Twin Faces
3(ii)(b)  Bylaws of Pangaea
4*        Instruments defining the rights of security holders:
          (a)  Articles of Incorporation for, a Nevada Corporation
          (b)  Bylaws of, a Nevada Corporation
          (c)  Securities Stock Specimen
10(a)**   Material Contracts
          (a)  Employment Agreement-Michael Smolanoff
          (b)  Employment Agreement-Stanley L. Teeple
          (c)  1998 Stock Option Plan
          (d)  Contribution Agreement
          (e) Letter of Agreement between American Entertainment International and Nightwing Entertainment Group
          (f) Agreement between Nightwing Entertainment Group and Channel America Television Network
          (g) Agreement between Twin Faces East Entertainment and Uprise Entertainment
10(b)     Investment Agreement between Twin Faces East Entertainment Corp.
          and Magellan Concepts International, Inc.
99        (a)  Press Release-Dated April 1, 2002, 2002
          (b)  Press Release-Dated April 4, 2002
_____
*    Filed in form 10SB12G on February 19, 1999
**   Filed in form 10SB12G/A on May 26, 1999

                              TABLE OF CONTENTS





                                                       PAGE

Independent Auditor's Report                             1

Balance Sheet                                            2

Income Statement                                         3

Statement of Stockholders' Equity                        4

Statement of Cash Flows                                  5

Footnotes                                                6

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (fax)

INDEPENDENT AUDITOR'S REPORT

                                 May 7, 2002

Board of Directors
Twin Faces East Entertainment Corporation
Las Vegas, NV

I have audited the Balance Sheets of Twin Faces East Entertainment Corporation (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Twin Faces East Entertainment Corporation, (A Development Stage Company), as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

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

/s/ Brad Beacstead
G. Brad Beckstead, CPA


                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                                Balance Sheet

                                                     December 31,
                                                  2001           2000
Assets

Current assets:
  Cash and equivalents                       $          390  $         315
     Total current assets                               390            315

Fixed assets, net                                       201            477

Investment in Pangaea Education Systems,              1,500
Inc.
Investment in Magellan International, Inc.          180,000              -
                                             $      182,091  $         792

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accrued salaries and benefits              $      341,141  $     586,115
  Other accrued expenses                            125,090         91,784
  Short-term note payable                            73,000              -
  Stockholders' advances                            416,894        382,650
     Total current liabilities                      956,125      1,060,549

Long-term debt                                      260,900         40,900

                                                  1,217,025      1,101,449

Stockholders' (deficit):
  Preferred stock, $0.001 par value,
5,000,000 shares
    Authorized 1,500,000 shares issued and            1,500              -
outstanding
  Common stock, $0.001 par value, 20,000,000
shares
    authorized,  7,644,015 and 5,627,349
shares issued
    and outstanding as of 12/31/01 and                7,644          5,627
12/31/00, respectively
  Additional paid-in capital                      1,062,151        706,668
  (Deficit) accumulated during development      (2,106,229)    (1,812,952)
stage
                                                (1,034,934)    (1,100,657)
                                             $      182,091  $         792



                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                           Statement of Operations
               for the years ended December 31, 2001 and 2000
    and for the period December 5, 1997 (inception) to December 31, 2001

                                                               December 5,
                                                                   1997
                                                               (inception)
                                                                    to
                                       For the years ended     December 31,
                                          December 31,
                                        2001         2000          2001


Pre-Operating Revenue
Interest income                     $          3  $       126  $        878

Pre-Operating Expenses:
  Professional services                   103,468      136,085       523,224
  Salaries and benefits                    30,026      553,410       907,184
  Travel                                   14,745       16,492       135,686
  Automobile                               37,424       39,865       135,550
  Transportation                           27,698       30,506       102,469
  Miscellaneous                            11,493       22,241        57,343
  Insurance                                23,740       25,858        67,550
  Telephone                                10,840       14,397        49,865
  Office and postage                       12,855       13,458        53,751
  Entertainment and meals                  16,241       10,853        43,737
  Pre-production costs                      4,474        6,000        28,024
  Advertising                                   -            -         1,823
  Depreciation and amortization               276          276           901
                                          293,280      869,441     2,107,107

(Loss) Before Income taxes              (293,277)    (869,315)   (2,106,229)

Provision for income taxes                      -            -             -

Net (loss)                          $  (293,277)  $ (869,315)  $(2,106,229)

Weighted average number of
  common shares outstanding -
basic and fully diluted                5,889,038    4,581,267

Net (loss) per share - basic and
fully diluted                       $     (0.05)  $    (0.19)



                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001




                                     Common Stock        Preferred Stock
                                 Shares       Amount    Shares     Amount

Balance, December 31, 1997                -  $       -         -  $       -
Shares issued for cash               88,115         88
Shares  issued for intellectual   1,764,000      1,764
property rights
Shares  issued for  services  -   1,236,000      1,236
related party
Four-for-one stock split          9,264,345      9,264
Retirement of stock              (9,000,000    (9,000)
                                          )
Shares issued for cash                1,600          2
Shares  issued for  services  -      57,000         57
related party
Net (loss) for the year ended
December 31, 1998
Balance, December 31, 1998        3,411,060      3,411         -          -

Shares issued for cash               44,400         44
Application     of     deferred
offering costs
Shares  issued to  vendors  for     660,000        660
services
Shares  issued for  services  -     268,889        269
related party
Net (loss) for the year ended
December 31, 1999
Balance, December 31, 1999        4,384,349      4,384         -          -

Shares  issued  for  consulting     100,000        100
services
Shares    issued   for    legal      33,000         33
services
Shares    issued   to   satisfy
accrued   salaries  -   related   1,000,000      1,000
party
Shares  issued  for  consulting      10,000         10
services
Shares  issued  for  consulting     100,000        100
services
Net (loss) for the year ended
December 31, 2000
Balance, December 31, 2000        5,627,349      5,627         -          -

Shares    issued   to   acquire
Pangaea Education Systems, Inc.                        1,500,000      1,500
Shares    issued   to   satisfy
accrued   salaries  -   related   1,100,000      1,100
party
Shares  issued  for  consulting     666,666        667
services
Shares  issued  for  consulting     250,000        250
services
Net (loss) for the year ended
December 31, 2001
Balance, December 31, 2001        7,644,015  $   7,644 1,500,000  $   1,500



                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001
                                 (Continued)
                                                (Deficit)
                                               Accumulated
                                  Additional      During         Total
                                   Paid-in     Development    Stockholders
                                   Capital        Stage            '
                                                               (Deficit)

Balance, December 31, 1997        $        -  $            -  $          -
Shares issued for cash                 94,330                        94,418
Shares  issued  for  intellectual     (1,764)                             -
property rights
Shares  issued  for  services   -      97,054                        98,290
related party
Four-for-one stock split              (9,264)                             -
Retirement of stock                     9,000                             -
Shares issued for cash                  3,098                         3,100
Shares  issued  for  services   -      15,568                        15,625
related party
Net (loss) for the year ended
December 31, 1998                                   (291,749)     (291,749)
Balance, December 31, 1998            208,022       (291,749)      (80,316)

Shares issued for cash                 21,826                        21,870
Application of deferred  offering    (85,625)                      (85,625)
costs
Shares  issued  to  vendors   for     120,115                       120,775
services
Shares  issued  for  services   -     155,981                       156,250
related party
Net (loss) for the year ended
December 31, 1999                                   (651,888)     (651,888)
Balance, December 31, 1999            420,319       (943,637)     (518,934)

Shares   issued  for   consulting      62,400                        62,500
services
Shares issued for legal services       11,309                        11,342
Shares  issued to satisfy accrued
salaries - related party             199,000                       200,000
Shares   issued  for   consulting       1,240                         1,250
services
Shares   issued  for   consulting      12,400                        12,500
services
Net (loss) for the year ended
December 31, 2000                                   (869,315)     (869,315)
Balance, December 31, 2000            706,668     (1,812,952)   (1,100,657)

Shares  issued to acquire Pangaea                                     1,500
Education Systems, Inc.
Shares  issued to satisfy accrued
salaries - related party             273,900                       275,000
Shares   issued  for   consulting      59,333                        60,000
services
Shares   issued  for   consulting      22,250                        22,500
services
Net (loss) for the year ended
December 31, 2001                                   (293,277)     (293,277)
Balance, December 31, 2001        $1,062,151  $  (2,106,229)  $(1,034,934)



                  Twin Faces East Entertainment Corporation
                    Consolidated Statement of Cash Flows
               for the years ended December 31, 2001 and 2000
    and for the period December 5, 1997 (inception) to December 31, 2001


                                                                December 5,
                                                                    1997
                                                                (inception)
                                         For the years ended    to December
                                             December 31,           31,
                                           2001        2000         2001


Cash flows from operating activities
Net (loss)                             $ (293,277)  $  (869,315) $ (2,106,229)
  Depreciation expense                        276          276          901
  Shares issued for services               82,500       87,592      475,407
Adjustments to reconcile net (loss) to
net cash
  (used) by operating activities:
  Increase in accrued salaries and
benefits                                   30,026      498,867      816,141
  Increase in other accrued expenses       33,306       30,136      125,090
Net cash (used) by operating
activities                              (147,169)    (252,444)    (688,690)

Cash flows from investing activities
  Purchase of equipment                         -            -      (1,102)
  Investment in Magellan
International, Inc.                     (180,000)            -    (180,000)
  Short-term note payable                  73,000            -       73,000
  Proceeds from long-term debt            220,000       40,900      260,900
Net cash provided by investing
activities                                113,000       40,900      152,798

Cash flows from financing activities
  Stockholders' advances                   34,244      209,353      416,894
  Issuance of common stock                      -            -      119,388
Net cash provided by financing
activities                                 34,244      209,353      536,282
Net increase (decrease) in cash                75      (2,191)          390

Cash and equivalents - beginning              315        2,506            -
Cash and equivalents - ending          $       390  $        315 $         390

Supplemental disclosures:
  Interest paid                        $         -  $          - $           -
  Income taxes paid                    $         -  $          - $           -
Non-cash transactions:
  Shares issued for consulting
services                               $    82,500  $     87,592 $     561,032
  Number of shares issued for
consulting services                       916,666      243,000    3,381,555
  Shares issued to satisfy accrued
salaries - related party               $   275,000  $    200,000 $     475,000
  Number of shares issued to satisfy
accrued salaries - related party        1,100,000    1,000,000    2,100,000
  Shares issued to invest in Pangaea               $
Education Systems, Inc.                $     1,500            - $       1,500
  Number of preferred shares issued to
invest in Pangaea Education Systems,
Inc.                                    1,500,000            -    1,500,000


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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2001.

Equipment
Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

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

Recent pronouncements
In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $2,106,229. Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

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

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $2,106,229 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss has been fully reserved at December 31, 2001.

Note 4 - Equipment

Equipment  consists  of  computer equipment costing  $1,102.   No  additional
equipment was purchased during the year ended December 31, 2001.

Depreciation expense was $276 and $276 for the years ended December 31, 2001 and 2000, respectively.

Note 5 - Investments

On October 31, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Pangaea Education Systems, LLC ("PAN"), a multidimensional education company based in Florida. In exchange for exclusive ownership of the intellectual property of PAN, the Company issued 1,500,000 shares of its $0.001 par value preferred stock valued at $1,500. The stock carries conversion rights to common shares on an annual basis the first week of January each year after 12/31/03. Within 30 days of completion of the first quarter end of a positive EBITDA as a wholly owned subsidiary, PAN will receive a five hundred thousand share bonus of the Company's $0.001 par value common stock. The performance bonus must occur prior to 1/1/03, at which time the bonus expires. The intellectual property has been transferred into Pangaea Education Systems, Inc., a wholly owned subsidiary formed by the Company.

The Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2001, $107,000 has been advanced to Magellan and no shares were issued. The Company has accrued $73,000 as a "short-term" note payable for the remaining balance due.

Note 6 - Accrued salaries and benefits

Accrued  salaries and benefits totaling $341,141 are due to officers  of  the
Company. During the year ended December 31, 2001, 1,100,000 shares of the Company's $0.001 par value common stock were issued at $0.25 per share to the officers as payment of $275,000 against the accrued salaries and benefits.

Note 7 - Notes payable

On October 21, 2001, the Company's Board of Directors accepted three separate loan agreements at $110,000 each funded in October 2001, November 2001, and April 2002. Each loan bears interest at 20%, and is payable in either cash of $132,000, or $154,000 worth of the Company's $0.001 par value restricted common stock on an annual basis. Additional consideration includes 333,333 shares per note of the Company's $0.001 par value common stock bearing the Rule 144 restriction. As of December 31, 2001, 333,333 shares of common stock were issued and held by the Company in expectation of funds from the third loan.

Note 8 - Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings (see Note 2).

Note 9 - Related party transactions

Two officers of the Company are each being reimbursed by the Company for office supplies and overhead at the rate of $450 per month per officer. As of December 31, 2001, the Company has accrued $10,800 in expenses to be reimbursed to the two officers.

The Company does not lease or rent any property. Physical facilities are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Stockholders' Equity

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

During March 1998, the Company completed an exempt placement of securities of 2,860 shares of its $0.001 par value common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission ("Regulation D"). Each warrant permits the holder to purchase one share of the Company's $0.001 par value common stock at a price of $5.00 per share during a period beginning March 27, 1998 and ending March 27, 2003. In June 1998, the Company completed an exempt placement of securities of 40,000 shares of its $0.001 par value common stock pursuant to Regulation D. In September 1998, the Company completed an exempt placement of securities of 45,255 shares of its $0.001 par value common stock pursuant to Regulation D. In November 1998, the Company completed an exempt placement of securities of 57,000 shares of its $0.001 par value common stock pursuant to Regulation D. On February 1, 1999, the Company commenced offering for sale up to 500,000 shares of its $0.001 par value common stock pursuant to Regulation D at an offering price of $.5625 per share, and sold 133,289 shares of common stock through February 15, 1999. Upon closing of the offering, the balance of deferred offering costs was charged to additional paid-in capital.

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

Note 11 - Stock options

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


                                      Year ended           Year ended
                                  December 31, 2001     December 31, 2000
                                           Weighted              Weighted
                                            Average              Average
                                           Exercise              Exercise
                                  Shares     Price    Shares      Price


Outstanding at beginning of
period                            500,000      $0.65       --             --
  Granted                              --         --  500,000          $0.65
  Exercised                            --         --       --             --
  Lapsed or
  cancelled                            --         --       --             --
Outstanding at end of period      500,000      $0.65  500,000          $0.65

Options exercisable at end of
period                            500,000             500,000

Options available for future
grant                             600,000             600,000

Weighted average minimum fair
value of options granted during
the period                             --              $0.517


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


                               Year ended                 Year ended
                            December 31, 2001         December 31, 2000

 Net loss available
 To common stockholders:

           As reported           $(2,106,229)                   $(1,812,952)

           Pro Forma             $(2,106,229)                   $(1,812,952)


The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2001, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions : dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2001.


                     Options Outstanding              Options Exercisable

                            Weighted
                             Average                              Weighted
  Range of      Number      Remaining  Weighted       Number      Average
  Exercise    Outstanding  Contractual  Average     Outstanding   Exercise
   Prices     at 12/31/01     Life     Exercise     at 12/31/01    Price
                                         Price


   $0.25        300,000    2.50 years    $0.25        300,000      $0.25

   $1.00        200,000    2.90 years    $1.25        200,000      $1.25


Note 11 - Commitments

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.