Form 10QSB
period 2002-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-05-15
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2002      Commission file number  000-25415




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

                           Yes    X     No_______


     As of March 31, 2002, there were 8,527,348 shares of common stock outstanding.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                               March 31, 2002

INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2002                      3

               Statement of Stockholders' Equity
               for the three months ending March 31, 2002              4

               Statement of Cash Flow for the three months             5
               ending March 31, 2002 and March 31, 2001

               Footnotes to Unaudited Financial Statements             6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       10

     Item 2.   Changes in Securities                                   10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        10

     Item 5.   Other Information                                       10

     Item 6.   Exhibits and Reports of Form 8-K                        10-11

     SIGNATURES                                                        12

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                                BALANCE SHEET
                               MARCH 31, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ASSETS
                                                   March 31,     December
                                                     2002          31,
                                                  (Unaudited)      2001
Current Assets
  Regular Checking Accounts                       $       266  $        390
Other receivables                                         100             0
Pangaea Educational Investment                          1,500             0
                                                  -----------  ------------
Total Current Assets                                    1,866           390
                                                  -----------  ------------
Property and Equipment
  Equipment                                               477           201
                                                  -----------  ------------
Total Property and Equipment                              477           201
                                                  -----------  ------------
Other Assets                                          200,030       181,500
                                                  -----------  ------------
Total Assets                                      $   232,068  $    182,091
                                                  ===========  ============

LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                                  $   341,141  $    341,141
  Accrued Expenses                                    247,730       125,090
  Short-term  note payable                                  0        73,000
  Stockholders' Loans (un-reimbursed expenses)        423,304       416,894
                                                  -----------  ------------
Total Current Liabilities                          $1,012,175       956,125
                                                  -----------  ------------
Note Payable                                           40,900       260,900
Contracts Payable                                      73,000             0
Other Long Term Liabilities                           220,000             0
                                                  -----------  ------------
Total Long Term Liabilities                          $333,900       260,900
                                                  -----------  ------------
Total Liabilities                                   1,346,075     1,217,025
                                                  -----------  ------------
Capital
  Preferred Stock                                       1,500         1,500
  Common Stock                                          8,194         7,644
  Paid-in Capital                                   1,116,601     1,062,151
(Deficit) accumulated during development stage    (2,240,302)   (2,106,229)
                                                  -----------  ------------
Total Capital                                     (1,114,007)   (1,034,934)
                                                  -----------  ------------
Total Liabilities and Capital                     $   232,068  $    192,091
                                                  ===========  ============

                See  notes to unaudited financial statements.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND MARCH 31, 2001

                                                                December 5,
                                                                   1997
                                                                (inception)
                                       March 31,    March 31,  to March 31,
                                         2002         2001         2002
Revenues
  Finance Charge Income               $         0  $         2  $        878
                                      -----------  -----------  ------------
Total Revenues                                  0            2           878
                                      -----------  -----------  ------------
Cost of Sales                                   0            0             0
                                      -----------  -----------  ------------
Total Cost of Sales                             0            0             0
                                      -----------  -----------  ------------
Gross Profit                                    0            2           878
                                      -----------  -----------  ------------
Expenses
Total Expenses                            134,074       14,469     2,241,180
                                      -----------  -----------  ------------
Net Income (Loss)                     $ (134,074)  $  (14,467)  $(2,240,302)
                                      ===========  ===========  ============

                See notes to unaudited financial statements.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND MARCH 31, 2001

                                                                December 5,
                                                                   1997
                                                                (inception)
                                       March 31,    March 31,  to March 31,
                                         2002         2001         2002
Cash Flows from operating activities
  Net Income (Loss)                   $ (134,074)  $  (14,457)  $(2,240,302)
  Depreciation expense                          0            0           901
  Shares issued for services                    0            0       475,407
Adjustments to reconcile net  income
to  net  cash provided by  operating
activities
   Other receivables                        (100)            0         (100)
   Loans Payable                            6,409            0         6,409
   Accrued Expenses                       122,641            0       247,731
   Accrued salaries and benefits                0            0       816,141
   Stockholders' advances                       0       14,439             0
                                      -----------  -----------  ------------
Total Adjustments                         128,950       14,439     1,546,489
                                      -----------  -----------  ------------
Net Cash provided by Operations           (5,124)         (28)     (693,814)
                                      -----------  -----------  ------------
Cash Flows from investing activities                                 152,798
Other Non-current Asset                  (50,000)            0      (50,000)
                                      -----------  -----------  ------------
  Net cash used in investing             (50,000)            0       102,798
                                      -----------  -----------  ------------
Cash Flows from financing activities
  Stock holders advances'                       0            0       416,894
  Common Stock                                550            0       119,938
  Paid-in capital                          54,450            0        54,450
                                      -----------  -----------  ------------
Net cash used in financing                 55,000            0       591,282
                                      -----------  -----------  ------------
Net increase (decrease) in cash             (124)         (28)           266
    Cash  Balance  at  Beginning  of          390          315             0
Period
                                      -----------  -----------  ------------
  Cash Balance at End of Period       $       266  $       287  $        266
                                      ===========  ===========  ============

                See notes to unaudited financial statements.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed financial statements at March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Contingencies

     Going Concern:
     The accompanying financial statements at March 31, 2001 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Capital Stock Transactions

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

     With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available
cash  flow.   Our  actual results could differ materially  from  the  results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Twin Faces East Entertainment Corporation ("the Company or Twin Faces"), a Development Stage Company, was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. The Company's articles of incorporation provide that the Company is authorized to issue 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of its 144 restricted common stock in exchange for 100% of Pangaea's outstanding common stock.

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

Liquidity and Capital Resources

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

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior extraction results, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of March 31, 2002, the Company had assets of $232,068, and $1,346,075 of liabilities. Resulting in a stockholders deficit of ($1,114,007).

Forward-Looking Statements and Associated Risks

We are a development stage company organized in December 1997 and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

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

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will continue in business.

     As a result of our deficiency in working capital at December 31, 2001 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None.

Item 2.       Changes in Securities.

      In February of 2002, Twin Faces and Magellan Concepts International, Inc. ("MCI") entered into and Investment Agreement. Pursuant to the terms of the Investment Agreement Michael Thomas Stewart, an employee of MCI was issued five hundred thousand (500,000) shares of common stock on March 1, 2002. The stock carries a SEC Rule 144 restrictive legend on the certificate and is subject to all Rule 144 restrictions.

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

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports of Form 8-K.

     (a.) Exhibits

     10(b)* Investment Agreement between Twin Faces East Entertainment Corp. and Magellan Concepts International, Inc.
     99*  (a)  Press Release-Dated April 1, 2002, 2002
          (b)  Press Release-Dated April 4, 2002
_____
*    Filed in form 10-KSB on May 14, 2002

     (b.) Reports on Form 8-K
       1. 8-K Report filed on April 30, 2002, Change of Accountants to G. Brad Beckstead, CPA.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff
  Michael Smolanoff
  CEO/President/Director



Date: May 15, 2002