Form 10KSB/A
period 2001-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-05-17
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format (check one):  Yes __ No X

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2001

                               Index to Report
                               on Form 10-KSB


PART I                                                                 Page

Item      1.Business                                                   4-10
Item      2.Properties                                                   10
Item      3.Legal Proceedings                                            10
Item      4.Submission of Matters to a Vote of Security Holders          10

PART II

Item      5.Market for Registrant's Common Equity and Related Stockholder M
          atters                                                      11-12
Item      6.Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                    12-16
Item      7.Financial Statements and Supplementary Data                  16
Item      8.Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                        16-17

PART III

Item      9.Directors and Executive Officers of the Registrant         17-19
Item      10.Executive Compensation                                    19-21
Item      11.Security Ownership of Certain Beneficial Owners and Management
21-22
Item      12.Certain Relationships and Related Transactions               22

PART IV

Item      13.Exhibits, Financial Statement Schedules and Reports on Form 8-K
23

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


In this filing references to "Company," "we," "our," and/or "us," refers to Twin Faces East Entertainment Corp.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Twin Faces East Entertainment Corporation, a Nevada corporation ("the Company or Twin Faces"), is a development stage company formed in 1997. The Company was incorporated under the laws of the State of Delaware on December 5, 1997 and reincorporated under the laws of the State of Nevada on June 17, 1998. The re-incorporation in the State of Nevada was the result of Nevada's policy of encouraging incorporation in that State and, in furtherance of the policy, has adopted comprehensive, modern and flexible corporate laws, which are periodically updated and revised to meet changing business needs. In addition, Nevada continues to pursue a position of no corporate taxation. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC. ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of its convertible preferred stock in exchange for Pangaea's assets.

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

      We were incorporated in December 1997 in Delaware and changed our domicile to a Nevada corporation in June 1998. As a result of our recent start up we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we have product to market as a result of our products and recent agreement with Pangaea, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

     On October 31, 2001, the Company entered into an Asset Purchase Agreement ("Agreement") with Pangaea Education Systems, LLC ("PAN"), a multidimensional education company based in Florida. In exchange for PAN's assets including exclusive ownership of the intellectual property of PAN, the Company issued 1,500,000 shares of its $0.001 par value preferred stock valued at $1,500. The stock carries conversion rights to common shares on an annual basis the first week of January each year after 12/31/03. Within 30 days of completion of the first quarter end of a positive EBITDA as a wholly owned subsidiary, PAN will receive a five hundred thousand share bonus of the Company's $0.001 par value common stock. The performance bonus must occur prior to 1/1/03, at which time the bonus expires. The intellectual property has been transferred into Pangaea Education Systems, Inc., a wholly owned subsidiary formed by the Company.

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

Overview

     Twin Faces, a Development Stage Company, was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. The Company's articles of incorporation provide that the Company is authorized to issue 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of convertible preferred stock in exchange for Pangaea's assets.

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


Summary Compensation Table
                                                          Long Term
                        Annual Compensation             Compensation
  Name and                         Other Annual  Restricted
  Principal    Year Salary  Bonus  Compensation    Stock     Options  Others
  Position
Michael
Smolanoff
CEO/
President/
Director       2001       0      0             0    400,000        0       0

Stan Teeple
COO/CFO/
Secretary/
Treasurer/     2001       0      0             0    400,000        0       0
Director

Bruce Taffet
Director       2001       0      0             0          0        0       0

Hyman
Swartzberg
(1)            2001       0      0             0          0        0       0


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


                                       Year ended            Year ended
                                    December 31, 2001    December 31, 1999
                                             Weighted              Weighted
                                             Average               Average
                                             Exercise              Exercise
                                   Shares     Price      Shares     Price
  Outstanding at beginning of      500,000        $0.65       --          --
  period
    Granted                             --           --  500,000       $0.65
    Exercised                           --           --       --          --
    Lapsed or cancelled                 --           --       --          --
  Outstanding at end of period     500,000        $0.65  500,000       $0.65

  Options exercisable at end of
  period                           500,000               500,000
  Options available for future
  grant                            600,000               600,000
  Weighted average minimum fair
  value of options granted during
  the period                            --                $0.517


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


                                                                Percent
                                              Number         Beneficially
 Name of Beneficial Owner (1)               of Shares            Owned
 Michael Smolanoff (2)                        2,123,000                27.8%
 888 Holmdel Rd.
 Holmdel, NJ 07733

 Stan Teeple (3)                              1,988,000                  26%
 94 Arthur Hills Court
 Henderson, NV 89014

 Bruce Taffet                                   149,000                 1.9%
 5644 Irish Pat Murphy Dr.
 Parker, Co 80134

 Johnnie King                                   400,000                   5%
 280 Collins Ave., Apt. 5C
 Mt. Vernon, NY 10552

 All    Directors   &   Officers    and       4,260,000                55.7%
 Beneficial Owners as a Group

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2)  1,220,000 shares are jointly owned with spouse.
(3)  1,088,000 shares are jointly owned with spouse.

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

NAME                     OFFICE                   DATE

/S/Stanley L. Teeple          COO/CFO/Treasurer        May 14, 2002
Stanley L. Teeple        Secretary/Director


/S/Bruce Taffet               Director                 May 14, 2002
Bruce Taffet


/S/Michael Smolanoff          CEO/President            May 14, 2002
Michael Smolanoff        Director

                                EXHIBIT INDEX

2(a) Asset Acquisition Agreement between Twin Faces East Entertainment, Corporation and Pangaea Education Systems, LLC.
3(i)(a)*  Articles of Incorporation for Twin Faces
         (b)  Arcticles of Incorporation, as amended for, a Delaware corporation
         (a) (1)   Amended Articles of Incorporation Changing Domicile to
          Nevada
3(i)(b)   Articles of Incorporation of Pangaea Education Systems, Inc.
3(ii)(a)* Bylaws of Twin Faces
3(ii)(b)  Bylaws of Pangaea
4*        Instruments defining the rights of security holders:
          (d)  Articles of Incorporation for, a Nevada Corporation
          (e)  Bylaws of, a Nevada Corporation
          (f)  Securities Stock Specimen
10(a)**   Material Contracts
          (h)  Employment Agreement-Michael Smolanoff
          (i)  Employment Agreement-Stanley L. Teeple
          (j)  1998 Stock Option Plan
          (k)  Contribution Agreement
          (l) Letter of Agreement between American Entertainment International and Nightwing Entertainment Group
          (m) Agreement between Nightwing Entertainment Group and Channel America Television Network
          (n) Agreement between Twin Faces East Entertainment and Uprise Entertainment
10(b)     Investment Agreement between Twin Faces East Entertainment Corp.
          and  Magellan Concepts International, Inc.
99        (a)  Press Release-Dated April 1, 2002, 2002
          (b)  Press Release-Dated April 4, 2002
_____
*    Filed in form 10SB12G on February 19, 1999
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

During March 1998, the Company completed an exempt placement of securities of 2,860 shares of its $0.001 par value common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commision
("Regulation D"). Each warrant permits the holder to purchase one share of the Company's $0.001 par value common stock at a price of $5.00 per share during a period beginning March 27, 1998 and ending March 27, 2003. In June 1998, the Company completed an exempt placement of securities of 40,000 shares of its $0.001 par value common stock pursuant to Regulation D. In September 1998, the Company completed an exempt placement of securities of 45,255 shares of its $0.001 par value common stock pursuant to Regulation D. In November 1998, the Company completed an exempt placement of securities of 57,000 shares of its $0.001 par value common stock pursuant to Regulation D. On February 1, 1999, the Company commenced offering for sale up to 500,000 shares of its $0.001 par value common stock pursuant to Regulation D at an offering price of $.5625 per share, and sold 133,289 shares of common stock through February 15, 1999. Upon closing of the offering, the balance of deferred offering costs was charged to additional paid-in capital.

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