Form 10QSB/A
period 2002-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-05-17
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-QSB/A
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For  the  quarter ended    March 31, 2002      Commission file number    000-
25415




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

                             Yes   X     No_____


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


                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                                BALANCE SHEET
                               MARCH 31, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ASSETS
                                            March 31,     December  31,
                                               2002            2001
                                           (Unaudited)      (Audited)
Current Assets
  Regular Checking Accounts                 $       266  $            390
Other receivables                                   100                 0
Pangaea Educational Investment                    1,500                 0
Total Current Assets                              1,866               390

Property and Equipment
  Equipment                                         477               201
Total Property and Equipment                        477               201

Other Assets                                    200,030           181,500
Total Assets                                $   232,068  $        182,091
LIABILITIES AND CAPITAL
Current Liabilities
  Accrued Salary                              $     341,141             $
                                                                  341,141
  Accrued Expenses                                  247,730       125,090
  Short-term  note payable                                0        73,000
     Stockholders'    Loans   (un-reimbursed        423,304       416,894
expenses)
Total Current Liabilities                        $1,012,175       956,125

Note Payable                                         40,900       260,900
Contracts Payable                                    73,000             0
Other Long Term Liabilities                         220,000             0
Total Long Term Liabilities                        $333,900       260,900
Total Liabilities                                 1,346,075     1,217,025

Capital
  Preferred Stock                                     1,500         1,500
  Common Stock                                        8,194         7,644
  Paid-in Capital                                 1,116,601     1,062,151
(Deficit)   accumulated  during  development    (2,240,302)   (2,106,229)
stage
Total Capital                                   (1,114,007)   (1,034,934)

Total Liabilities and Capital                 $     232,068  $    192,091


                See  notes to unaudited financial statements.


                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              INCOME STATEMENT
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND MARCH 31, 2001

                                                         December 5, 1997
                                                          (inception) to
                                 March 31,   March 31,    March 31, 2002
                                   2002        2001
Revenues
  Finance Charge Income          $        0 $         2  $            878
Total Revenues                            0           2               878

Cost of Sales                             0           0                 0
Total Cost of Sales                       0           0                 0

Gross Profit                              0           2               878

Expenses
Total Expenses                      134,074      14,469         2,241,180

Net Income (Loss)                $(134,074) $  (14,467)  $    (2,240,302)


                See notes to unaudited financial statements.


                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                           STATEMENT OF CASH FLOW
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND MARCH 31, 2001

                                                             December 5,
                                                                1997
                                                             (inception)
                                     March 31,  March 31,   to March 31,
                                        2002       2001         2002
Cash     Flows    from    operating
activities
  Net Income (Loss)                  $(134,074)  $(14,457)  $ (2,240,302)
  Depreciation expense                        0          0            901
  Shares issued for services                  0          0        475,407
Adjustments to reconcile net income
to net cash
 provided by operating activities
   Other receivables                      (100)          0          (100)
   Loans Payable                          6,409          0          6,409
   Accrued Expenses                     122,641          0        247,731
   Accrued salaries and benefits              0          0        816,141
   Stockholders' advances                     0     14,439              0

Total Adjustments                       128,950     14,439      1,546,489

Net Cash provided by Operations         (5,124)       (28)      (693,814)

Cash     Flows    from    investing                               152,798
activities
Other Non-current Asset                (50,000)          0       (50,000)

  Net cash used in investing           (50,000)          0        102,798

Cash     Flows    from    financing
activities
  Stock holders advances'                     0          0        416,894
  Common Stock                              550          0        119,938
  Paid-in capital                        54,450          0         54,450

Net cash used in financing               55,000          0        591,282

Net increase (decrease) in cash           (124)       (28)            266
   Cash  Balance  at  Beginning  of         390        315              0
Period
  Cash Balance at End of Period      $      266  $     287  $         266


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

Note 2 - Contingencies

     Going Concern:
     The accompanying financial statements at March 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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



By:/S/MICHAEL SMOLANOFF
  Michael Smolanoff
  CEO/President/Director



Date: May 14, 2002