Form 10QSB
period 2002-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-08-13
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended    June 30, 2002  Commission file number   000-25415




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

                        Yes        X       No_______


     As of June 30, 2002, there were 8,527,348 shares of common stock outstanding.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2002                      3

               Statement of Operation for the three months
               six months ending June 30, 2002 and June 30, 2001      4

               Statement of Cash Flow for the six months              5
               ending June 30, 2002

               Notes to the Unaudited Financial Statement             6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10

     Item 2.   Changes in Securities                                  10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       10

     Item 5.   Other Information                                      10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                                       11

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                                BALANCE SHEET

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


ASSETS
                                                            June 30,
                                                              2002
                                                          (Unaudited)
 Current Assets
   Regular Checking Accounts                            $            2,858
 Pangaea Educational Investment                                      1,500
 Total Current Assets                                                4,358

 Property and Equipment
   Equipment                                                           202
 Total Property and Equipment                                          202

 Other Assets                                                      230,000
                                                        $          234,560
LIABILITIES AND STOCKHOLDERS (DEFICIT)
 Current Liabilities
   Accrued Salary                                       $          622,502
   Accrued Expenses                                                380,169
   Short-term  note payable                                              0
   Stockholders' Loans (un-reimbursed expenses)                    458,749
 Total Current Liabilities                                      $1,461,420

   Note Payable                                                     40,900
   Contracts Payable                                                53,000
   Other Long Term Liabilities                                     445,000
                                                                  $538,900
                                                                 2,000,320

 Stockholders (Deficit)
   Preferred Stock                                                   1,500
   Common Stock                                                      8,194
   Paid-in Capital                                               1,116,601
   (Deficit) accumulated during development stage              (2,892,056)
 Total Stockholder (Deficit)                                   (1,765,760)

                                                        $          234,560


(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)
     FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2002 AND JUNE 30, 2001


                  Three Months Ended      Six Months Ended     December 5,
                                                                  1997
                                                               (inception)
                  June 30,   June 30,    June 30,   June 30,   to June 30,
                    2002       2001        2002       2001         2002

 Revenue          $      970 $       1   $     970   $      3   $       970

 Expenses:
    General  and
 Administrative      379,585    24,982     429,043     39,449     1,104,864
         Officer
 Salaries            121,250         0     121,250          0     1,028,434
    Professional
 Services            151,888         0     236,504          0       759,728
                     652,723    24,982     786,797     39,449     2,893,026

 Net (loss)       $(651,753) $(24,981)  $(785,828)  $(39,446)  $(2,892,056)




(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                           STATEMENT OF CASH FLOW
                                 (UNAUDITED)
          FOR THE SIX MONTHS ENDING JUNE 30, 2002 AND JUNE 30, 2001

                                      Six Months Ended       December 5,
                                                                1997
                                    June 30,    June 30,   (inception) to
                                      2002        2001      June 30, 2002
 Cash    Flows   from    operating
 activities
  Net (loss)                       $(785,828)   $(39,446) $   (2,892,056)
   Depreciation expense                      0           0             901
    Shares issued for salaries and
 benefits                                    0           0         475,407
   Shares issued for services                0           0         475,398
 Adjustments   to  reconcile   net
 (loss)   to  net  cash  used   by
 operating activities                        0           0               0
    Accrued Expenses                   255,079           0         380,169
    Accrued salaries and benefits      281,361           0        6,22,502

 Net Cash used by Operations         (249,388)    (39,446)       (937,679)

 Cash    Flows   from    investing
 activities
   Investing in Subsidiaries          (48,500)           0       (230,000)
   Short-term Note Payable            (73,000)           0               0
   Notes Payable                     (220,000)           0        (40,900)
   Contracts Payable                    53,000           0          53,000
   Other long-term liabilities         445,000           0         445,000

    Net cash provided by investing
 activities                            156,500           0         308,900

 Cash    Flows   from    financing
 activities
   Stock holders advances'              41,856      39,207         458,749
   Common Stock                            550           0             684
   Paid-in capital                      54,450           0         173,704

 Net    cash   provided   by    in      96,856      39,207         633,137
 financing
                                         3,968       (239)           4,358
 Net increase (decrease) in cash
    Cash  Balance at Beginning  of
 Period                                    390         315               0
   Cash Balance at End of Period    $    4,358  $       76 $         4,358




(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

 The accompanying unaudited condensed financial statements at June 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2002 and results of operations and cash flows for the three months ended June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Going Concern

 The accompanying financial statements at June 30, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Capital Stock Transactions

     In February of 2002, Twin Faces and Magellan Concepts International, Inc. ("MCI") entered into an Investment Agreement. Pursuant to the terms of the Investment Agreement Michael Thomas Stewart, an Agent of MCI was issued five hundred thousand (500,000) shares of common stock on March 1, 2002. The stock carries a SEC Rule 144 restrictive legend on the certificate and is subject to all Rule 144 restrictions.

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

Overview

     Twin Faces East Entertainment Corporation ("the Company or Twin Faces"), a Development Stage Company, was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. The Company's articles of incorporation provide that the Company is authorized to issue 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. In October of 2001 Twin Faces, through its wholly owned subsidiary, Pangaea Education Systems, Inc. ("PES"), acquired the assets of Pangaea Education Systems, LLC ("Pangaea"), a Florida based limited liability company. PES, a Nevada corporation was formed in October 2001 by Twin Faces for the purposes of acquiring Pangaea. Twin Faces issued 1,500,000 shares of its 144 restricted Preferred stock in exchange for 100% of Pangaea's outstanding common stock.

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

     As of June 30, 2002, the Company had only three employees of which none received any compensation but did accrue salaries during the quarter. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, and Johnny King, Director of Film Development. None of the employees work full time for the Company but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, the Company will need to hire full time operational staff as its operations commence.

     As of June 30, 2002, Pangaea had only 2 (accrued salary) employees. Dr. Suzanne H. Miller, President, spends the majority of her full time effort on the operation of Pangaea and R. Allen full time in sales development.

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

     As of June 30, 2002, the Company had assets of $234,560, and $2,000,320 of liabilities. Resulting in a stockholders deficit of ($1,765,760).

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

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

     As a result of our deficiency in working capital at June 30, 2002 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None.

Item 2.       Changes in Securities.

     None

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports of Form 8-K.

     8-K filed April 30, 2002 - Change of Auditor
     Ex-99 - Certification by the President and Chief Accounting Officer

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/S/Michael Smolanoff
  Michael Smolanoff
  CEO/President/Director



Date: August 13, 2002