Form 10QSB
period 2002-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2002-11-14
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  September 30, 2002  Commission file number  000-25415




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

                        Yes        X       No_______


     As of November 1, 2002, there were 8,527,348 shares of common stock outstanding.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2002                      3

               Statement of Operation for the three months
               nine months ending September 30, 2002 and
               September 30, 2001                                          4

               Statement of Cash Flow for the nine months                  5
               ending September 30, 2002

               Notes to the Unaudited Financial Statement                  6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation             7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          10

     Item 2.   Changes in Securities                                      10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           10

     Item 5.   Other Information                                          10

     Item 6.   Exhibits and Reports of Form 8-K                           10

     SIGNATURES                                                           11

     CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER               12


                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                         CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ASSETS
                                                      September   September
                                                      30, 2002     30 2001
Current Assets
  Regular Checking Accounts                          $     3,062  $       52
Pangaea Educational Investment                             1,500           0
                                                     -----------  ----------
Total Current Assets                                       4,562          52
                                                     -----------  ----------
Property and Equipment
  Equipment                                                  202         477
                                                     -----------  ----------
Total Property and Equipment                                 202         477
                                                     -----------  ----------
Other Assets                                             230,000           0
                                                     -----------  ----------
                                                     $   234,764  $      529
                                                     ===========  ==========

LIABILITIES AND STOCKHOLDERS (DEFICIT)
Current Liabilities
  Accrued Salary                                    $   803,352   $  586,115
  Accrued Expenses                                      636,309       91,784
  Stockholders' Loans (un-reimbursed expenses)          458,749      421,856
                                                    -----------   ----------
Total Current Liabilities                             1,898,410    1,099,755
                                                    -----------   ----------
  Note Payable                                           40,900       40,900
  Contracts Payable                                      53,000            0
  Other Long Term Liabilities                           445,000            0
                                                    -----------   ----------
                                                        538,900       40,900
                                                    -----------   ----------
Total Liabilities                                     2,437,310    1,140,655
                                                    -----------   ----------
Stockholders (Deficit)
  Preferred Stock                                         1,500            0
  Common Stock                                            8,527        5,627
  Paid-in Capital                                     1,116,601      619,075
  (Deficit) accumulated during development stage    (3,329,174)  (1,764,828)
                                                    -----------   ----------
Total Stockholder (Deficit)                         (2,202,546)  (1,140,126)
                                                    -----------   ----------
                                                    $   234,764  $       529
                                                    ===========  ===========

(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)
  FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2002 AND SEPTEMBER 30,
                                    2001

                    Three Months Ended     Nine Months Ended    December 5,
                                                                    1997
                                                                (inception)
                                                                     to
                                                                 September
                                                                  30, 2002
                   September  September   September   September
                      30,        30,        30,         30,
                      2002      2001         2002       2001
Revenue            $    3,675  $      0   $     4,645  $      3   $    4,645
                    ---------  --------   -----------  --------  -----------
Expenses
  Advertising           6,078         0         6,081         0        6,081
  General and
Administrative         73,591        24       502,634    39,473    1,178,455
  Officer
salaries              229,825         0       351,075         0    1,258,259
  Professional
Services               80,320         0       316,824         0      840,048
                    ---------  --------   -----------  --------  -----------
  Total Expenses      389,814        24     1,176,614    39,473    3,282,843
                    ---------  --------   -----------  --------  -----------
Other income
(expenses):
  Interest           (50,978)         0      (50,978)         0     (50,978)
                    ---------  --------   -----------  --------  -----------
Net (loss)         $(437,117)  $   (24)  $(1,222,947) $(39,470) $(3,329,176)
                    =========  ========   ===========  ========  ===========

(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                           STATEMENT OF CASH FLOW
                                 (UNAUDITED)
    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                          Nine Months Ended     December 5,
                                                                    1997
                                                                (inception)
                                                                to September
                                                                  30, 2002

                                        September    September
                                           30,          30,
                                           2002         2001
 Cash Flows from operating activities
   Net (loss)                          $(1,222,947)   $(39,470)  $(3,329,176)
   Depreciation expense                           0           0          900
   Adjustments to reconcile net (loss)
 to   net   cash  used  by   operating
 activities
    Increase  in accrued salaries  and
 benefits                                   462,211           0      803,352
   Increase in other accrued expenses       511,219           0      636,309
                                       ------------   --------- ------------
 Net    Cash    used   by    Operating    (249,517)    (39,470)  (1,890,415)
 Activities
                                       ------------   --------- ------------
 Cash  Flows from investing activities
 used for
   Purchase of Equipment                          0           0      (1,102)
    Acquisition  of other  non-current
 assets                                    (50,000)           0    (230,000)
   Notes Payable                                  0           0     (40,900)
   Contracts Payable                       (20,000)           0       53,000
   Other long-term liabilities              225,000           0      445,000
                                       ------------   --------- ------------
    Net  cash  provided  by  investing
 activities                                 155,000           0      307,798
                                       ------------   --------- ------------
 Cash Flows from financing activities
   Stock holders advances'                   41,856      39,207      458,749
   Issuance of Preferred Stock                1,500           0        1,500
   Issuance of Common Stock                  55,333           0    1,126,930
                                       ------------   --------- ------------
 Net cash provided by in financing           98,689      39,207    1,587,179
                                       ------------   --------- ------------
 Net increase (decrease) in cash              4,172       (263)        4,562
     Cash  Balance  at  Beginning   of          390           0            0
 Period
                                       ------------   --------- ------------
   Cash Balance at End of Period       $      4,562   $   (263) $      4,562
                                       ============   ========= ============
 Supplemental disclosures:
   Interest Paid                       $          0   $       0 $          0
                                       ============   ========= ============
   Income Taxes Paid                   $          0   $       0 $          0
                                       ============   ========= ============

(The accompanying Notes are an integral part of these financial statements).

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
     The accompanying unaudited condensed financial statements at September 30, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2002 and results of operations and cash flows for the three months ended September 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2 - Going Concern
     The accompanying financial statements at September 30, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Subsequent Event
     On October 28, 2002, Twin Faces executed a Dissolution Agreement with Pangaea Education Systems, LLC, whereas Twin Faces exercised the provision of Section 5 of the Asset Acquisition Agreement dated October 24, 2001 to unwind the transaction and spin-off Pangaea Education Systems back to the LLC.

     In consideration for the cancellation of the agreement 1,500,000 shares of preferred stock of Twin Faces were returned back to Company and Dr. Suzanne Miller's employment agreement with Twin Faces was canceled. The LLC acquired the entire balance sheet, assets and liabilities of Pangaea Education Systems.

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

     On October 20, 2002 Twin Faces entered into an agreement (the "Dissolution Agreement") wherein Twin Faces agreed to unwind its prior agreement with Pangaea Education Systems, LLC ("Pangaea"). Under the terms of the agreement Pangaea returned 1,500,000 shares of preferred stock of Twin Faces. Twin Faces returned its 100% interest in Pangaea in addition to relieving Pangaea of its $125,000 inter-company obligation to Twin Faces. Further the employment agreement between Twin Faces and Dr. Miller was mutually canceled.

     Twin Faces is a development stage company, has minimal revenues to date and has raised capital for initial development through the issuance of its securities.

Plan of Operation

     During the next 12 months the Company plans to focus its efforts on its development of three primary properties including "Rabbit", "Town Arrested Santa", and the "Einstein" property. We are also working on the production of the feature film, "A Real Man", written by Johnnie King; however actual production will not commence until the Company has sufficient capital for production and marketing.

     Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate funds to continue in operation for the next 12 months.

     We do not anticipate performing any significant product research and development under our plan of operation.

     We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     As of September 30, 2002, the Company had only three employees of which none received any compensation but did accrue salaries during the quarter. We are dependent upon Michael Smolanoff, President of the Company, Stan
Teeple, VP and Secretary/Treasurer, and Johnny King, Director of Film Development. None of the employees work full time for the Company but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, the Company will need to hire full time operational staff, if and when operations commence.

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

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As  of  September  30,  2002, the Company had assets  of  $234,764,  and
$2,437,310   of   liabilities.  Resulting  in  a  stockholders   deficit   of
($2,202,546).

Subsequent Event

     On October 20, 2002 Twin Faces entered into an agreement (the "Dissolution Agreement") wherein Twin Faces agreed to unwind its prior agreement with Pangaea Education Systems, LLC ("Pangaea"). Under the terms of the agreement Pangaea returned 1,500,000 shares of preferred stock of Twin Faces. Twin Faces returned its 100% interest in Pangaea in addition to relieving Pangaea of its $125,000 inter-company obligation to Twin Faces. Further the employment agreement between Twin Faces and Dr. Miller was mutually canceled.

Attestation of Chief Executive Officer and Chief Financial Officer as to our internal controls

     Our Chief Executive Officer and Chief Accounting Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluations.

Forward-Looking Statements and Associated Risks

We are a development stage company organized in December 1997 and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      We were incorporated in December 1997 in Delaware and changed our domicile to a Nevada corporation in June 1998. As a result of our start up nature we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

     As a result of our deficiency in working capital at September 30, 2002 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
     None.

Item 2.       Changes in Securities.
      On October 20, 2002 Twin Faces entered into an agreement (the "Dissolution Agreement") wherein Twin Faces agreed to unwind its prior agreement with Pangaea Education Systems, LLC ("Pangaea"). Under the terms of the agreement Pangaea returned 1,500,000 shares of preferred stock of Twin Faces.

Item 3.       Defaults by the Company upon its Senior Securities.
     None.

Item 4.       Submission of Matter to a Vote of Security Holders.
     None.

Item 5.       Other Information.
     None.

Item 6.       Exhibits and Reports of Form 8-K.
     Ex-10.1 - Asset Acquisition Agreement
     Ex-10.2 - Dissolution Agreement

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By:/s/ Michael Smolanoff
  Michael Smolanoff
  CEO/President/Director



Date: November 13, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Twin Faces East Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Michael Smolanoff, Chief Executive Officer and Stanley Teeple, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  We have reviewed the report;

(2) To the best of our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  We:
(a)  are responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation of that date;

(5)  We have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) We have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 13, 2002

/s/ Michael Smolanoff                             /s/ Stanley Teeple
Michael Smolanoff,                                Stanley Teeple,
Chief Executive Officer                           Chief Accounting Officer