Form 10KSB
period 2002-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-05-23
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

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

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,   2002,  was  8,527,348  shares,  held  by  approximately   48
stockholders.

     The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $-0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of May 9, 2003 was $424,336.32.

     Transitional Small Business Disclosure Format (check one):  Yes__ No X

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                      Pages

Item      1  Description of Business                          4-7
Item      2  Properties                                         8
Item      3  Legal Proceedings                                  8
Item      4  Submission of Matters to a Vote of
             Security Holders                                   8

PART II

Item      5  Market for Registrant's Common Equity and
             Related Stockholder Matters                     8-11
Item      6  Plan of Operation                              11-14
Item      7  Financial Statements and Supplementary Data       14
Item      8  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure               14

PART III

Item      9  Directors and Executive Officers of
             the Registrant                                 14-17
Item      10 Executive Compensation                         17-20
Item      11 Security Ownership of Certain Beneficial
             Owners and Management                             20
Item      12 Certain Relationships and Related Transactions    21
Item      13 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                            21-22
Item      14 Controls and Procedures                           22

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this filing references to "Company," "we," "our," and/or "us," refers to Twin Faces East Entertainment Corp.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     Twin Faces East Entertainment Corporation was incorporated under the laws of the State of Delaware on December 5, 1997 and re-incorporated under the laws of the State of Nevada on June 17, 1998. The re-incorporation in the State of Nevada was the result of Nevada's policy of encouraging incorporation in that State and, in furtherance of the policy, has adopted comprehensive, modern and flexible corporate laws, which are periodically updated and revised to meet changing business needs. In addition, Nevada continues to pursue a position of no corporate taxation.

     In October of 2001 we acquired the assets of Pangaea Education Systems, LLC. ("Pangaea"), a Florida based limited liability company, through our wholly-owned subsidiary, Pangaea Education Systems, Inc. ("PES"), a Nevada Corporation. We formed PES in October of 2001 for the purpose of acquiring Pangaea. We issued 1,500,000 shares of our convertible preferred stock in exchange for 100% of Pangaea's outstanding membership interests. Subsequently, on October 20, 2002, we entered into a dissolution agreement wherein we agreed to unwind our prior agreement with Pangaea. Under the terms of the agreement, Pangaea returned 1,500,000 shares of our preferred stock and we returned our 100% interest in Pangaea and PES in addition to relieving Pangaea of its $125,000 inter-company obligation to us. Further the employment agreement between us and Dr. Miller, the previous owner of Pangaea, was mutually canceled.

     We have an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 8,527,348 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2002 there were no shares outstanding.

     On February 25, 2002, we entered into a contract for the acquisition of 25% of Magellan Concepts International, Inc., ("MCI"), a Florida based marketing and consulting company, for $180,000 cash and 500,000 shares of our common stock. As of December 31, 2002, $107,000 had been paid toward the purchase price. We have accrued $73,000 as a "short-term" note payable for the remaining balance of the purchase price. On March 1, 2002, we issued 500,000 shares of common stock to Michael Thomas Stewart, an Agent of MCI, pursuant to the agreement with Magellan International, Inc.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

     Twin Faces is in the development stage as a producer and developer of entertainment properties which initially originated through the efforts of Dr. Smolanoff, a director and officer of the Company. Our products include documentary film footage of Dr. Albert Einstein and feature film and television scripts.

Einstein Properties
     The Einstein Properties are the result of Dr. Smolanoff's acquisition of the films from Peter A. Buckey. Peter A. Buckey, the son of one of Albert
Einstein's  oldest and closest Friends, provides a rare insight  into  Albert
Einstein's private life, opinions, and foibles that are now folded into unique and rare videos. We own original 16mm film footage of rare moments such as the family vacation when Einstein wrote that fateful letter to
Franklin D. Roosevelt that led to the Manhattan Project. Peter was Einstein's driver, and companion initiating extensive dialogue, keeping copious notes, and storing and recording priceless memories.

"Pages From A Rabbit Journal"T
     "Pages From A Rabbit Journal", a children's book and future film script was created by Dr. Smolanoff. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message.

"The Town That Arrested Santa Claus"T
     "The Town That Arrested Santa Claus". A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, audio cassette and may become a television animated special.

"Hidden Treasures of the World"T
      This is a series of on hour, made for television specials, showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary "St. Lavra" from Kiev Russia is complete and ready for distribution.

"A Real Man"
      "A  Real  Man".   A  script written by Johnnie King, Director  of  Film
Development of the Company. However, actual production will not commence until we have sufficient capital for production and marketing.

Subsequent Event

     On May 9, 2003, we issued 10,000 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners, Ltd. Upon finalization of the loan agreement we will file a Form 8-K disclosing terms of any agreement.

                               Market Overview

     Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then we will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause us to become insolvent.

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

                                  Employees

     As of December 31, 2002, we had four employees of which none received any compensation but did accrue salaries during the year. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence.

     Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Smolanoff or our inability to attract and retain other qualified employees could have material adverse effect on us.

     On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty. Under the terms of the agreement Mr. McEnulty will devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple's resignation. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period.

Risks

We are a development stage company organized in December 1997 and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we are unsure of our ability to generate revenues.

      We were incorporated in December 1997 in Delaware and changed our domicile to a Nevada corporation in June 1998. As a result of our minimal operations we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we have product to market as a result of our products, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes our estimates of projected occurrences and events are within the timetable of our business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we would continue in business.

     As a result of our deficiency in working capital at December 31, 2002 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

ITEM 2.   DESCRIPTION OF PROPERTY

      We do not lease or rent any property. Office services are provided at a nominal fee by a director. Such costs are deemed immaterial to the financial statements and, accordingly, have not been reflected as an expense to us.

ITEM 3.   LEGAL PROCEEDINGS

     We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of shareholders on January 31, 2003. Business conducted at the meeting included the following proposals:

(1) To elect three directors to serve until the next annual meeting or until their successors are elected and qualified;
(2) To confirm the reaffirmation of Beckstead & Watts LLP as independent auditors for the Company;
(3)  To schedule the next annual meeting of shareholders.

      Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on December 31, 2002, were entitled to vote. The number of outstanding shares at that time was 8,527,348 held by approximately 48 shareholders. The required quorum of shareholders was present at the meeting.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

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

                       2002                       2001
                 Low          High         Low           High
1st Quarter      0.09         0.18         0.07          0.09
2nd Quarter      0.03         0.07         0.03          0.05
3rd Quarter      0.04         0.05         0.01          0.03
4th Quarter      0.05         0.07         0.12          0.40

(b) Holders of Common Stock

     As of December 31, 2002, we had approximately 48 shareholders of record of the 8,527,348 shares outstanding. The closing bid stock price on February 4, 2003 was $.16.

(c) Dividends

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

Recent Sales of Unregistered Securities

     During the year ended December 31, 1999, we issued 928,889 shares of our $0.001 par value common stock to stockholders for various promotional and professional services provided on our behalf. All stock was issued for approximately the fair market value of the consideration received. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     During the year ended December 31, 2000, we issued 243,000 shares of our $0.001 par value common stock to our securities counsel and other financial advisors for various advisory and professional services provided on our behalf. All stock was issued for approximately the fair market value of the consideration received. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     During the year ended December 31, 2000, 1,000,000 shares of our $0.001 par value common stock were issued at $0.20 per share to the officers of the Company as payment of $200,000 against the accrued salaries and benefits. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On or about October 31, 2001, we entered into financing agreements with three entities. Pursuant to the terms of the agreements, we received funds of $110,000 each during October and November of 2001, and April of 2002. Each agreement provided for the issuance of 333,333 shares of our restricted Rule 144 common stock in addition to interest at 20% per annum payable; November 20th, 2002 payable in our Rule 144 restricted common stock; November 20th, 2003 payable in our Rule 144 restricted common stock. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 or earlier payable in cash of $132,000 or our Rule 144 restricted common stock. The number of shares to be issued is determined by valuing the stock based upon a 30-day average of the bid/ask as quoted on the OTC:BB.

     On October 31, 2001, we entered into an Asset Purchase Agreement ("Agreement") with Pangaea Education Systems, LLC ("PAN"), a multidimensional education company based in Florida. In exchange for exclusive ownership of the intellectual property of PAN, we issued 1,500,000 shares of our $0.001 par value preferred stock valued at $1,500. Subsequently, on October 20, 2002, we entered into a dissolution agreement to unwind our prior agreement with Pangaea Education Systems, LLC. Under the terms of the agreement Pangaea returned 1,500,000 shares of preferred stock to us, and we returned our 100% interest in Pangaea in addition to relieving Pangaea of its $125,000 inter-company obligation to us.

     On November 5, 2001, we issued 1,100,000 shares of our $0.001 par value common stock at $0.25 per share to our officers in satisfaction of accrued salaries and benefits totaling $275,000. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On November 10, 2001, we cancelled our consulting agreement with J. Douglas Group and rescinded the corresponding 250,000 shares of $0.001 par value common stock we issued to them.

     On November 10, 2001, we entered into a consulting contract with Mr. Marco Alfonsi for a period of one year. Pursuant to the agreement, we issued Mr. Alfonsi 250,000 shares of our $0.001 par value common stock. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On March 1, 2002, we issued 500,000 shares of common stock to Nelson Veldes, Jr., an Agent of Magellan Concepts International, Inc., pursuant to the agreement with Magellan International, Inc. executed on February 25, 2002. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On March 1, 2002, we issued Robert Allan 50,000 shares of restricted common stock. These shares were issued to Mr. Allan to honor his agreement with Pangaea when Pangaea was our subsidiary. The shares were a one time signing bonus so that Mr. Allan will provide Pangaea with consulting services. Mr. Allan does not provide us with any consulting services. The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Stock Options

      On February 25, 2002, we granted Robert Allan the option to purchase 50,000 shares of our common stock at $0.18 per share. The option is exercisable for a period of five years. We believe that the grant of option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The options were granted to honor Mr. Allan's agreement with Pangaea when Pangaea was our subsidiary. Mr. Allan does not provide us with any consulting services.

Subsequent Issuances

     On May 1, 2003, we issued 850,000 shares of our $0.001 par value common stock at $0.117 per share to an officer and employee in satisfaction of accrued salaries and benefits totaling $99,450. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On May 9, 2003, we issued 10,000 shares of preferred series B stock to Mercatus & Partners, Ltd. in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners, Ltd. Upon finalization of the loan agreement we will file a Form 8-K disclosing any the terms of any agreement.

ITEM 6.   PLAN OF OPERATION

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

Overview

     Twin Faces was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. We are in the development stage as an entertainment and film production company.

      We have yet to generate revenues from any source and there is a substantial going concern issue as to whether we will ever be able to produce and market our films and generate sufficient, if any, revenues to satisfy our working capital requirements. Since inception we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

Plan of Operation

     During the next twelve months we plan to focus our efforts on our development of four primary properties, including, "Pages From A Rabbit Journal", "The Town That Arrested Santa Claus", and the "Einstein" property. We are also working on the production of a new feature film, "A Real Man", written by Johnnie King; however actual production will not commence until we have sufficient capital for production and marketing.

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

     Significant changes in the number of employees. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire 2 additional full time staff members for the company.

Liquidity and Capital Resources

     On or about October 31, 2001, Twin Faces entered into financing agreements with three entities. Pursuant to the terms of the contracts, Twin Faces received funds of $110,000 each during October, November, and December of 2001. Each agreement provides for the issuance of 333,333 shares of restricted Rule 144 common stock of Twin Faces in addition to interest at 20% per annum payable; November 20th, 2002 payable in Rule 144 restricted common stock of Twin Faces; November 20th, 2003 payable in Rule 144 restricted common stock of Twin Faces. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 payable in cash of $132,000 or Rule 144 restricted common stock of Twin Faces. The number of shares to be issued is determined by valuing the stock based upon a 30-day average of the bid/ask as quoted by OTC:BB.

     The above notes may be prepaid in whole or partial by Twin Faces at any time. Each note contains a provision that in the event of default the Maker may immediately call the note due and payable. Events of default are as follows:

* Failure to make any payments due within 15 days of the due date; *Breach of any condition of any of the security interest;
*    Upon the insolvency, dissolution, or liquidation of the Company;
* Upon the filing by the Company an assignment for the benefit of the creditors, bankruptcy, or for relief under any provisions of the Bankruptcy Code; or by suffering an involuntary petition in bankruptcy or receivership not vacated within 30 days;
* Sale of the Company, any of the Company's subsidiaries or sale of any of the Company's material assets in which sale would yield an amount equal to or greater than the principal amount of the note.

     The collateral for the financial agreements is a first position, Secured lien on the Company. Further, the Company agreed to cooperate with Maker with respect to UCC and/or similar filings.

     We have been negotiating with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. However, at this time there are no definitive agreements with Mr. King. When terms are reached and funding is received we will file a Form 8-K disclosing the transaction.

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

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 16, 2002, Grobstein, Horwath & Company LLP was dismissed as our independent accountant.

     We have appointed Beckstead and Watts, LLP, as our independent accountants for the fiscal year ending December 31, 2002. This is a change of accountants recommended by our Executive Management and approved by our Board of Directors. Beckstead and Watts, LLP was engaged by us on April 16, 2002.

     The change in accountants was not as a result of any dissatisfaction with the quality of professional services rendered by Grobstein, Horwath & Company LLP as our independent accountants.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the executive officers and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                Age    Positions and Offices held
Michael Smolanoff   60     CEO, President, and Director
Stanley L. Teeple   54     COO, CFO, Secretary/Treasurer and Director
Bruce N. Taffet     55     Director
Johnny King         33     Director of Film Development

Duties, Responsibilities and Experience

     Michael  Smolanoff,  age 60, is Chief Executive Officer,  President  and
Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Pages of a Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

     Stanley L. Teeple, age 54, is COO, CFO, Secretary, Treasurer and Director of the Company from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

     Bruce  Taffet,  age 55, is a Director of the Company since  April  1998.
From 1979 until present Mr. Taffet has worked as an executive with United Artists Theatre Circuit. From 1995 until present, Bruce has been Executive Vice President of United Artists Theatre Circuit. Mr. Taffet has approximately 30 years experience in the entertainment industry. Starting in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers.

     Johnnie King, age 33, is a creative talented filmmaker who had collaborated with many of the great artists of this day. His mentor, Jamal Joseph is likened to such prominent filmmakers as Spike Lee, Mattie Rich, John Singleton and Furman Lee. Since High School he has been a prolific writer, producer, and director of films. He has worked with "City Kids" under the direction of Jamal where he produced and directed short films and videos.

                    Limitation of Liability of Directors

      Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

               Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

      On September 20, 2002, the Board of Directors appointed a Compensation Committee consisting of the Board's outside Director Bruce Taffet, and R.H. Casto, a large investor and shareholder of the Company. The Committee has the obligation to make recommendations to the Board regarding all compensation issues involving officers of the Company and that those officers be bound by the recommendations of the Committee. Before the appointment of the Compensation Committee, Michael Smolanoff, President, oversaw the compensation of our executive officers.

Compensation Committee's Report on Executive Compensation

     General. As noted above, the Compensation Committee of the Board of Directors consists of the Boards outside director Bruce Taffet, and it's largest single investor R.H. Casto. The Compensation Committee is responsible for setting and administering the policies governing compensation of our executive officers including cash compensation and stock ownership programs. The goals of our compensation policy are to attract and retain executive officers who contribute to the overall success of the Company, by offering compensation which is competitive in the entertainment and film industry for companies of our size, to motivate executives to achieve the Company's business objectives and to reward them for their achievements.

     Overall Policy; Significant Factors. The compensation decisions made by the Compensation Committee in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of and in satisfaction of accrued salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in the outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Compensation Committee continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Compensation Committee's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-priced stock that will not confer value upon the officers unless and until the Company's share price rises. The Compensation Committee expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Compensation Committee believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002, Michael Smolanoff, Stan Teeple, and Bruce Taffet filed all forms 3, forms 4 and forms 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

     During the fiscal year ended December 31, 2002 none of our officers or directors have received monetary compensation for their services as an officer or director.

Termination of Employment

     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Summary Compensation Table
                                                      Long Term
                  Annual Compensation                 Compensation

 Name and
 Principal        Salary  Accumulative  Other Annual  Restricted
 Position    Year  Paid      Accrual    Compensation    Stock     Options  Other

Michael
Smolanoff,
President    2000  $-0-     $180,000        -0-          -0-        -0-     -0-
             2001  $-0-       $-0-          -0-       400,000(1)    -0-     -0-
             2002  $-0-     $140,400        -0-          -0-        -0-     -0-

Stanley L.
Teeple,
Secretary/
Treasurer    2000  $-0-     $180,000        -0-          -0-        -0-     -0-
             2001  $-0-       $-0-          -0-       400,000(1)    -0-     -0-
             2002  $-0-     $190,400        -0-          -0-        -0-     -0-

Johnnie
King,
Director
of Film
Development  2001  $-0-       $-0-          -0-       200,000(1)    -0-     -0-
             2002  $-0-      $40,200        -0-          -0-        -0-     -0-

Frank
McEnulty,
Secretary/
Treasurer
(2)          2002  $-0-     $102,200        -0-          -0-        -0-     -0-

(1)  Shares issued in satisfaction of accrued salaries.
(2) Mr. McEnulty will devote half of his working time as Secretary and Treasurer concurrent with Mr. Teeple's resignation and after the availability of project funding.

Employment Agreement

      On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty. Under the terms of the agreement, Mr. McEnulty will devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple's resignation. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period. Mr. McEnulty will receive a base salary of $150,000 per year, payable in accordance with our standard payroll procedures. While working half-time the base compensation shall be $75,000 per year. Mr. McEnulty shall receive family medical insurance coverage, life insurance equal to twice the annual base salary. An auto allowance will be provided, or alternately, a leased vehicle for company related use at a cost not to exceed $600 per month plus insurance, fuel, and operating maintenance. Mr. McEnulty shall receive a one time signing bonus of $20,000 to be paid with the first regular payroll and shall also receive an initial issuance of common stock for services rendered prior to the Agreement of 200,000 shares of our common stock, which shall be subject to Rule 144 Restrictions and shall be issued upon receipt of funding of the Company and concurrent with the resignation of the our present Secretary and Treasurer, Stanley Teeple. As of December 31, 2002, Mr. McEnulty has not received any compensation but has accrued salary during the year. On May 1, 2003, we issued 100,000 shares of our $0.001 par value common stock at $0.117 per share to Mr. McEnulty in satisfaction of accrued salary totaling $11,700.

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

                                       Year ended           Year ended
                                      December 31,       December 31, 2001
                                          2002
                                            Weighted             Weighted
                                            Average               Average
                                            Exercise          Exercise Price
                                    Shares   Price    Shares
Outstanding at beginning of period
                                    500,000    $0.65  500,000           $0.65
  Granted                                --       --       --              --
  Exercised                              --       --       --              --
  Lapsed or cancelled               _____--       --       --              --
Outstanding at end of period        500,000    $0.65  500,000           $0.65

Options exercisable at end of
period                              500,000           500,000
Options available for future grant
                                    600,000           600,000
Weighted average minimum fair
value of options granted during
the period                           $0.517            $0.517

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

                                 Year ended                Year ended
                             December 31, 2002          December 31, 2001
Net loss available
To common stockholders:

          As reported                $(3,463,181)               $(2,106,229)

          Pro Forma                  $(3,463,181)               $(2,106,229)

     The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

     The following table presents summarized information about stock options outstanding as of December 31, 2002.


                     Options Outstanding            Options Exercisable
                            Weighted
                             Average   Weighted                 Weighted
   Range of     Number      Remaining   Average       Number    Average
   Exercise   Outstanding  Contractual Exercise     Outstanding Exercise
    Prices    at 12/31/02     Life       Price      at 12/31/02  Price

    $0.25       300,000    2.50 years    $0.25        300,000    $0.25

    $1.00       200,000    2.90 years    $1.25        200,000    $1.25


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.


                                                              Percent
                                             Number         Beneficially
       Name of Beneficial Owner (1)         of Shares          Owned
   Michael Smolanoff (2)                     2,125,500                 25%
   888 Holmdel Rd.
   Holmdel, NJ 07733

   Stan Teeple (3)                           1,988,000                 23%
   94 Arthur Hills Court
   Henderson, NV 89014

   Bruce Taffet                                149,000                  2%
   5644 Irish Pat Murphy Dr.
   Parker, Co 80134

   Frank McEnulty                              100,000                  1%

   Johnnie King                                400,000                4.6%
   280 Collins Ave., Apt. 5C
   Mt. Vernon, NY 10552

   Nelson Velades Jr.                          500,000                5.8%
   6714 Surfside Blvd.
   Apollo Beach, FL 33572
                                           -----------    ----------------
   All   Directors   &   Officers   and                              61.7%
   Beneficial Owners as a Group              5,262,500

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.
(2) 1,220,000 shares of the 1,988,000 shares are owned by Michael Smolanoff and his wife.
(3) 1,088,000 shares of the 1,988,000 shares are owned by Stan Teeple and his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Two of our officer's reimbursements are being accrued for office supplies and overhead, one at the rate of $450 per month and the other at the rate of $570 per month. As of December 31, 2002, we have accrued $10,800 in expenses to be reimbursed to the two officers.

     Office services are provided without charge by a director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein.

     Stan Teeple, Executive VP, Secretary/Treasurer of the Company, announced he will be taking a position with Magellan Concepts International, Inc. and would be conflicted to operate both capacities. However, Mr. Teeple will remain as a paid consultant to the Company in the area of operations and assist his replacement in every way possible. Mr. Teeple's resignation will be effective at the Board's discretion and after funding from any source.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors' Report               F-1
          2.     Financial Statements:
               Balance Sheets                               F-2
               Statement of Operations                      F-3
               Statement of Stockholders' Equity            F-4 - F-5
               Statement of Cash Flows                      F-6
               Notes to Consolidated Financial Statements   F-7 - F-15

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          8-K/A Report filed on April 30, 2002, Change of Accountant.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits

Exhibit                       Description
Number
3(i)(a)*  Articles of Incorporation for Twin Faces
          (a)  Articles of Incorporation, as amended for, a Delaware corporation
          (a) (1)   Amended Articles of Incorporation Changing Domicile to
          Nevada
3(ii)(a)* Bylaws of Twin Faces
4*        Instruments defining the rights of security holders:
          (a)  Articles of Incorporation for, a Nevada Corporation
(b)  Bylaws of, a Nevada Corporation
(c)  Securities Stock Specimen
10(a)**   Material Contracts
          (a)  Employment Agreement-Michael Smolanoff
(b)  Employment Agreement-Stanley L. Teeple
(c)  1998 Stock Option Plan
(d)  Contribution Agreement
(e) Letter of Agreement between American Entertainment International and Nightwing Entertainment Group
(f) Agreement between Nightwing Entertainment Group and Channel America Television Network
(g) Agreement between Twin Faces East Entertainment and Uprise Entertainment 10(b)*** Investment Agreement between Twin Faces East Entertainment Corp.
          and Magellan Concepts International, Inc.
10(c)     Employment Agreement of Frank McEnulty

_____
*    Filed in form 10SB12G on February 19, 1999
**   Filed in form 10SB12G/A on May 26, 1999
***  Filed in form 10-KSB on May 14, 2002

ITEM 14.  CONTROLS AND PROCEDURES


(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we
evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

                                   Dated: May 22, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/S/Michael Smolanoff          CEO/President            May 22, 2003
Michael Smolanoff             Director


/S/Stanley L. Teeple          COO/CFO/Treasurer        May 22, 2003
Stanley L. Teeple             Secretary/Director


/S/Bruce Taffet
Bruce Taffet                  Director            May 22, 2003

                                CERTIFICATION

I, Michael Smolanoff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Twin Faces East Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/S/Michael Smolanoff
Michael Smolanoff
Chief Executive Officer

                                CERTIFICATION

I, Stan Teeple, certify that:

1. I have reviewed this annual report on Form 10-KSB of Twin Faces East Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed  such  disclosure  controls  and  procedures  to  ensure   that
     material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/S/Stan Teeple
Stan Teeple
Chief Financial Officer

                              TABLE OF CONTENTS





                                                             PAGE

Independent Auditors' Report                                  F-1

Balance Sheets                                                F-2

Statement of Operations                                       F-3

Statement of Stockholders' Equity                       F-4 - F-5

Statement of Cash Flows                                       F-6

Footnotes                                              F-7 - F-16

BECKSTEAD AND WATTS, LLP
Certified Public Accountants
                                                        3340 Wynn Rd., Ste. B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                           702.362.0540 (fax)

INDEPENDENT AUDITORS' REPORT


Board of Directors
Twin Faces East Entertainment Corporation
Las Vegas, NV

We  have  audited  the  Balance  Sheets  of  Twin  Faces  East  Entertainment
Corporation (the "Company"), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Twin Faces East Entertainment Corporation, as of December 31, 2002 and 2001, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

Signed,


/S/Beckstead and Watts, LLP

May 6, 2003


                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                                Balance Sheet

                                                         December 31,
                                                      2002          2001
   Assets

   Current assets:
     Cash and equivalents                          $        65  $       390

                                                   -----------   -----------

        Total current assets                                65           390
                                                   -----------   -----------

   Fixed assets, net                                       201           201

   Investment in Pangaea Education Systems, Inc.             -         1,500
   Investment in Magellan International, Inc.          230,000       180,000
                                                   -----------   -----------

                                                   ===========   ===========

                                                   $   230,266   $   182,091

                                                   ===========   ===========

   Liabilities and Stockholders' Equity

   Current liabilities:
     Accrued salaries and benefits                 $   826,915    $  341,141

     Other accrued expenses                            694,063       125,090
     Short-term note payable                            73,000        73,000
     Stockholders' advances                            458,749       416,894
                                                   -----------   -----------

        Total current liabilities                    2,052,727       956,125
                                                   -----------   -----------

   Long-term debt                                      465,900       260,900
                                                   -----------   -----------

                                                     2,518,627     1,217,025
                                                   -----------   -----------

   Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                               -         1,500
   Common stock, $0.001 par value, 20,000,000
   shares authorized, 8,527,348 and 7,644,015
   shares issued and outstanding as of 12/31/02
   and 12/31/01, respectively                            8,527         7,644
   Additional paid-in capital                        1,136,268     1,062,151
   (Deficit) accumulated during development        (3,463,181)   (2,106,229)
   stage
   Prior period adjustment                              30,025             -
                                                   -----------   -----------

                                                   (2,288,361)   (1,034,934)
                                                   -----------   -----------

                                                   ===========   ===========

                                                   $   230,266   $   182,091
                                                   ===========   ===========


                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                           Statement of Operations
               for the years ended December 31, 2002 and 2001
    and for the period December 5, 1997 (inception) to December 31, 2002

                                      For the years ended       December 5,
                                          December 31,             1997
                                                                (inception)
                                                                    to
                                                               December 31,
                                       2002          2001          2002
   Pre-Operating Revenue
   Interest income                 $         -     $        3   $        878

                                   -----------     ----------   ------------

   Pre-Operating Expenses:
     Professional services             343,228        103,468        866,452
     Salaries and benefits             453,000         30,026      1,360,184
     Travel                             85,874         14,745        221,560
     Automobile                         50,925         37,424        186,475
     Transportation                     50,000         27,698        152,469
     Miscellaneous                       5,814         11,493         63,157
     Insurance                          39,873         23,740        107,423
     Telephone                          11,730         10,840         61,595
     Office and postage                 25,781         12,855         79,532
     Entertainment and meals            84,868         16,241        128,605
     Pre-production costs               11,777          4,474         39,801
     Advertising                             -              -          1,823
     Depreciation and                                     276            901
   amortization
                                   -----------     ----------   ------------

                                     1,162,870        293,280      3,269,977
                                   -----------     ----------   ------------

   Net pre-operating (loss)        (1,162,870)      (293,277)    (3,269,099)

   Other income (expense):
     Interest                         (68,482)              -       (68,482)
                                   -----------     ----------   ------------

   Net (loss) before discontinued
   operations                      (1,231,352)      (293,277)    (3,337,581)

   (Loss) from discontinued
   operations                        (125,600)              -      (125,600)
                                   -----------     ----------   ------------

   Net (loss)                      $(1,356,952)    $(293,277)   $(3,463,181)

                                   ===========     ==========   ============

   Weighted average number of
   common shares outstanding -
   basic and fully diluted         $ 8,085,682     $5,889,038

                                   ===========     ==========

   Net (loss) per share - basic    $    (0.17)     $   (0.05)
   and fully diluted
                                   ===========     ==========


                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001




                                        Common Stock       Preferred Stock
                                      Shares     Amount    Shares   Amount
Balance, December 31, 1997                   -  $       -        -  $     -

Shares issued for cash                  88,115         88
Shares issued for intellectual
property rights                      1,764,000      1,764
Shares issued for services -
related party                        1,236,000      1,236
Four-for-one stock split             9,264,345      9,264
Retirement of stock                 (9,000,000)    (9,000)

Shares issued for cash                   1,600          2
Shares issued for services -            57,000         57
related party
Net (loss) for the year ended
December 31, 1998
                                    ----------  ---------   ------  -------

Balance, December 31, 1998           3,411,060      3,411        -        -

Shares issued for cash                  44,400         44
Application of deferred offering
costs
Shares issued to vendors for
services                               660,000        660
Shares issued for services -
related party                          268,889        269
Net (loss) for the year ended
December 31, 1999
                                    ----------  ---------   ------  -------

Balance, December 31, 1999           4,384,349      4,384        -        -

Shares issued for consulting
services                               100,000        100
Shares issued for legal services        33,000         33
Shares issued to satisfy accrued
salaries - related party             1,000,000      1,000
Shares issued for consulting
services                                10,000         10
Shares issued for consulting
services                               100,000        100
Net (loss) for the year ended
December 31, 2000
                                    ----------  ---------   ------  -------

Balance, December 31, 2000           5,627,349      5,627        -        -


                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001
                                 (Continued)

                                                  (Deficit)
                                                 Accumulated
                          Additional    Prior       During        Total
                            Paid-in    Period    Development   Stockholders
                            Capital   Adjustment     Stage      (Deficit)
Balance, December 31,      $      -   $       -  $         -    $        -
1997

Shares issued for cash        94,330                                 94,418
Shares issued for
intellectual property
rights                       (1,764)                                      -
Shares issued for
services - related party      97,054                                 98,290
Four-for-one stock split     (9,264)                                      -
Retirement of stock            9,000                                      -
Shares issued for cash         3,098                                  3,100
Shares issued for
services - related party      15,568                                 15,625
Net (loss) for the year
ended December 31, 1998                             (291,749)     (291,749)
-------------------------  ---------  ---------  ------------  ------------
                                   -
Balance, December 31,        208,022                (291,749)      (80,316)
1998

Shares issued for cash        21,826                                 21,870
Application of deferred
offering costs              (85,625)                               (85,625)
Shares issued to vendors
for services                 120,115                                120,775
Shares issued for
services - related party     155,981                                156,250
Net (loss) for the year
ended December 31, 1999                             (651,888)     (651,888)
-------------------------  ---------  ---------  ------------  ------------

Balance, December 31,        420,319                (943,637)     (518,934)
1999

Shares issued for
consulting services           62,400                                 62,500
Shares issued for legal
services                      11,309                                 11,342
Shares issued to satisfy
accrued salaries -
related party                199,000                                200,000
Shares issued for
consulting services            1,240                                  1,250
Shares issued for
consulting services           12,400                                 12,500
Net (loss) for the year                             (869,315)     (869,315)
ended December 31, 2000
-------------------------  ---------   --------  ------------  ------------

Balance, December 31,        706,668              (1,812,952)   (1,100,657)
2000

                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001
                                 (Continued)




                                   Common Stock         Preferred Stock
                               Shares      Amount       Shares     Amount
Shares issued to acquire
Pangaea Education Systems,
Inc.                                                    1,500,000    1,500
Shares issued to satisfy
accrued salaries - related
party                          1,100,0         1,100
                                    00
Shares issued for consulting
services                       666,666           667
Shares issued for consulting
services                       250,000           250
Net (loss) for the year ended
December 31, 2001
                               -------    ----------  -----------  -------

Balance, December 31, 2001     7,644,015       7,644    1,500,000    1,500


Rescinded shares of preferred
stock                                                 (1,500,000)  (1,500)
Shares issued for contractual
payment to acquire Magellan    500,000           500
Shares issued as employment
enticement                      50,000            50
Shares issued as debt
enticement                     333,333           333
Prior period adjustment
Net (loss) for the year ended
December 31, 2002
                               -------    ----------  -----------  -------
                               =======    ==========  ===========  =======

Balance, December 31, 2002     8,527,348   $   8,527   $        -  $     -

                               =======    ==========  ===========  =======


                  Twin Faces East Entertainment Corporation
          Consolidated Statement of Changes in Stockholders' Equity
      for the period December 5, 1997 (Inception) to December 31, 2001
                                 (Continued)

                                                  (Deficit)
                                                 Accumulated
                                                   During        Total
                          Additional   Prior    Development  Stockholders
                            Paid-in    Period       Stage      (Deficit)
                            Capital  Adjustment


Shares issued to acquire
Pangaea Education Systems,
Inc.                                                                 1,500
Shares issued to satisfy    273,900                                275,000
accrued salaries - related
party
Shares issued for
consulting services          59,333                                 60,000
Shares issued for
consulting services          22,250                                 22,500
Net (loss) for the year
ended December 31, 2001                             (293,277)    (293,277)
--------------------------  -------    --------   -----------  -----------

Balance, December 31, 2001  1,062,151             (2,106,229)  (1,034,934)


Rescinded shares of
preferred stock                                                    (1,500)
Shares issued for
contractual payment to
acquire Magellan             49,500                                 50,000
Shares issued as
employment enticement         4,950                                  5,000
Shares issued as debt
enticement                   19,667                                 20,000
Prior period adjustment                  30,025                     30,025
Net (loss) for the year
ended December 31, 2002                           (1,356,952)  (1,356,952)
--------------------------  -------   ---------  ------------ ------------

                            =======   =========  ============ ============

Balance, December 31, 2002  1,136,268    30,025   (3,463,181)  (2,288,361)

                            =======   =========  ============ ============


                  Twin Faces East Entertainment Corporation
                    Consolidated Statement of Cash Flows
               for the years ended December 31, 2002 and 2001
    and for the period December 5, 1997 (inception) to December 31, 2002

                                    For the years ended       December 5,
                                       December 31,              1997
                                                              (inception)
                                                              to December
                                                                  31,
                                    2002           2001          2002
Cash flows from operating
  activities
  Net (loss)                   $(1,356,952)     $ (293,277)  $  (3,463,181)

    Depreciation expense                  -             276             901
    Prior period adjustment          30,025               -          30,025
    Shares issued for services            -          82,500         475,407
    Shares issued for
  employment enticement               5,000               -           5,000
    Shares issued for debt
  enticement                         20,000               -          20,000
  Adjustments to reconcile net
  (loss) to net cash
    (used) by operating
  activities:
    Increase in accrued
  salaries and benefits             485,774          30,026       1,301,915
    Increase in other accrued
  expenses                          568,973          33,306         694,063
                                -----------     -----------  --------------

  Net cash (used) by operating
  activities                      (247,180)       (147,169)       (935,870)
                                -----------     -----------  --------------

  Cash flows from investing
  activities
    Purchase of equipment                 -               -         (1,102)
    Investment in Magellan
  International, Inc.                     -       (180,000)       (180,000)
    Short-term note payable               -          73,000          73,000
                                -----------     -----------  --------------

    Proceeds from long-term
  debt                              205,000         220,000         465,900
                                -----------     -----------  --------------

  Net cash provided by
  investing activities              205,000         113,000         357,798
                                -----------     -----------  --------------

  Cash flows from financing
  activities
    Stockholders' advances           41,855          34,244         458,749
    Issuance of common stock              -               -         119,388
                                -----------     -----------  --------------

  Net cash provided by
  financing activities               41,855          34,244         578,137
                                -----------     -----------  --------------

  Net increase (decrease) in
  cash                                (325)              75              65

  Cash and equivalents -
  beginning                             390             315               -
                                -----------     -----------  --------------

                                ===========     ===========  ==============

  Cash and equivalents -        $        65     $      390   $          65
  ending
                                ===========     ===========  ==============

  Supplemental disclosures:
    Interest paid               $         -     $        -   $           -

                                ===========     ===========  ==============

    Income taxes paid           $         -     $         -   $           -

                                ===========     ===========  ==============

    Non-cash transactions:
      Shares issued for
  consulting services           $         -     $   82,500   $     478,532

                                ===========     ===========  ==============

      Number of shares issued
  for consulting services                 -         916,666       2,464,889
                                ===========     ===========  ==============

      Shares issued to satisfy
  accrued salaries - related
  party                         $         -     $   275,000   $     200,000

                                ===========     ===========  ==============

      Number of shares issued
  to satisfy accrued salaries
  - related party                         -       1,100,000       1,000,000
                                ===========     ===========  ==============

      Shares issued to invest
  in Pangaea Education
  Systems, Inc.                 $         -     $     1,500  $        1,500

                                ===========     ===========  ==============




    Number of preferred
  shares issued to invest in
  Pangaea Education Systems,
  Inc.                                            1,500,000       1,500,000
                                ===========     ===========  ==============

      Shares issued for
  employment enticement         $     5,000      $        -   $       5,000

                                ===========     ===========  ==============

      Number of shares issued
  for employment enticement          50,000               -          50,000
                                ===========     ===========  ==============

      Shares issued for debt
  enticement                    $    20,000      $         -   $      20,000

                                ===========     ===========  ==============

      Number of shares issued
  for debt enticement               333,333               -         333,333
                                ===========     ===========  ==============

      Number of shares issued
  for contractual payment to
  acquire Magellan              $    50,000      $         -   $      50,000

                                ===========     ===========  ==============

      Shares issued for
  contractual payment to
  acquire Magellan                  500,000               -         500,000
                                ===========     ===========  ==============

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2002.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

Equipment
Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

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

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146), which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a significant impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $3,463,181. Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $3,463,181 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss has been fully reserved at December 31, 2002.

Note 4 - Equipment

Equipment  consists  of  computer equipment costing  $1,102.   No  additional
equipment was purchased during the year ended December 31, 2002.

Depreciation expense was $-0- and $276 for the years ended December 31, 2002 and 2001, respectively.

Note 5 - Investments

During October 2002, the Company determined that it was in the best interest of the Company to terminate its investment contract with Pangaea Education Systems, Inc. Accordingly, Pangaea returned the 1,500,000 shares of $0.001 par value preferred shares to the Company.

The Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2002, $107,000 has been advanced to Magellan and the Company issued 500,000 shares of its $0.001 par value common stock. The Company has accrued $73,000 as a "short-term" note payable for the remaining balance due.

Note 6 - Accrued salaries and benefits

Accrued salaries and benefits totaling $826,915 are due to officers and employees of the Company.

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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

Note 9 - Related party transactions

Two officer's reimbursements are being accrued by the Company for office supplies and overhead, one at the rate of $450 per month and the other at the rate of $570 per month. As of December 31, 2002, the Company has accrued $10,800 in expenses to be reimbursed to the two officers.

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

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

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

During the year ended December 31, 2001, the Company issued 666,666 shares of its $0.001 par value common stock to two lenders as an enticement to extend the Company a loan.

During the year ended December 31, 2002, the Company issued 500,000 shares of its $0.001 par value common stock as a contractual payment pursuant to its agreement to purchase Magellan International, Inc.

During the year ended December 31, 2002, the Company issued 50,000 shares of its $0.001 par value common stock to an individual as an enticement for employment with the Company.

During the year ended December 31, 2002, the Company issued 333,333 shares of its $0.001 par value common stock to a lender as an enticement to extend the Company a loan.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

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


                          Year ended                    Year ended
                      December 31, 2002              December 31, 2001
                                 Weighted                   Weighted Average
                    Shares       Average          Shares     Exercise Price
                                 Exercise
                                  Price

Outstanding at
beginning of
period                500,000          $0.65        500,000            $0.65
  Granted                  --             --             --               --
  Exercised                --             --             --               --
  Lapsed or
  cancelled                --             --             --               --
Outstanding at
end of period         500,000          $0.65        500,000            $0.65

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

Options
exercisable at
end of period         500,000                       500,000

Options
available for
future grant          600,000                       600,000

Weighted
average
minimum fair
value of
options
granted during
the period             $0.517                        $0.517

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

                                   Year ended              Year ended
                               December 31, 2002        December 31, 2001
   Net loss available
   To common stockholders:

             As reported              $(3,463,181)              $(2,106,229

             Pro Forma                $(3,463,181)             $(2,106,229)

The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2002, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions : dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.
The following table presents summarized information about stock options outstanding as of December 31, 2002.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                    Notes

                          Options Outstanding            Options Exercisable

                                Weighted
                                Avergage                            Weighted
       Range of Number Remaining Weighted Number Average Exercise Outstanding Contractual Average Outstanding Exercise
        Prices     at 12/31/02    Life      Exercise    at 12/31/02   Price
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