Form 10QSB
period 2003-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-05-23
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2003

                      Commission file number 000-25415

                  Twin Faces East Entertainment Corporation
           (Exact name of registrant as specified in its charter)

Nevada                                                 94-3326901
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)             Identification Number)

94 Arthur Hills Court
Henderson, Nevada                                           89074
(Address of Principal Executive Offices)               (Zip Code)

                               (702) 617-8832
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No ____

     The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 8,527,348 shares, held by approximately 47 shareholders.

     Transitional Small Business Disclosure Format (check one):

                           Yes           No     X

                        ITEM 1.  FINANCIAL STATEMENTS

                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                                Balance Sheet

                                              March 31, 2003  December 31,
                                               (Unaudited)        2002
                                                                (Audited)
Assets

Current assets:
     Cash and equivalents                    $           35    $         65
                                             --------------    ------------
          Total current assets                           35              65
                                             --------------    ------------
Fixed assets, net                                         0             201



Other noncurrent assets                             230,000         230,000
                                             --------------    ------------
                                             $      230,035    $    230,266
                                             ==============    ============
Liabilities and Stockholders' Equity

Current liabilities:
     Accrued salaries and benefits           $      968,765    $    826,915
     Other accrued expenses                         784,865         694,063
     Short-term note payable                         73,000          73,000
     Stockholders' advances                         458,749         458,749
                                             --------------    ------------
     Total current liabilities                    2,285,379       2,052,727
                                             --------------    ------------
          Long-term debt                            465,900         465,900
                                             --------------    ------------
                                                  2,751,279       2,518,627
                                             --------------    ------------
Stockholders' equity:
     Preferred stock                                      -               -
     Common stock                                     8,527           8,527
     Additional paid-in capital                   1,136,268       1,136,208
     (Deficit) accumulated during               (3,696,064)     (3,463,181)
development stage
     Prior period adjustment                         30,025          30,025
                                             --------------    ------------
                                                (2,521,244)     (2,288,361)
                                             $      230,035    $    230,266
                                             ==============    ============

 The accompanying notes are an integral part of these financial statements.



                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                          Statements of Operations

                                      For the three months   December 5, 1997
                                              ended           (inception) to
                                            March 31,           March 31,
                                        2003        2002           2003
Pre-Operating Revenue
Interest income                     $        -     $       -  $          878
                                    ----------     ---------  --------------
Pre-Operating Expenses:
     Professional services              25,525        84,615         891,977
     Salaries and benefits             133,750         5,000       1,493,934
     Travel                              8,789         8,708         230,349
     Automobile                         13,764         8,948         200,239
     Lodging                             5,007         1,561         157,476
     Miscellaneous                          30            24          63,387
     Insurance                          10,904        10,072         118,327
     Telephone                           2,283         3,142          63,878
     Office and postage                  9,892         6,779          89,424
     Entertainment and meals             5,616         5,225         134,221
     Pre-production costs                    -                        39,801
     Advertising                             -                         1,823
     Depreciation and amortization           -                           901
                                    ----------     --------- ---------------
                                       215,560       134,074       3,485,737
                                    ----------     --------- ---------------
Net pre-operating (loss)             (215,560)     (134,074)     (3,484,859)

Other income (expenses):
     Interest                         (17,123)             -        (85,605)
                                    ----------     --------- ---------------
Net (loss) before discontinued       (232,683)     (134,074)     (3,570,464)
operations

(Loss) from discontinued operations          -             -       (125,600)
                                    ----------     ---------  --------------
Net (loss)                          $ (232,683)   $ (134,074)    $(3,696,064)
                                    ==========     =========  ==============
Weighted average number of
common shares outstanding - basic    8,085,682     7,919,000
and fully diluted
                                    ==========     =========
Net (loss) per share before         $   (0.03)     $  (0.02)
discontinued operations
Net (loss) per share from                 0.00          0.00
discontinued operations
                                    ----------     ---------
Net (loss) per share - basic and
fully diluted                       $   (0.03)     $  (0.02)
                                    ==========    ==========


 The accompanying notes are an integral part of these financial statements.


                  Twin Faces East Entertainment Corporation
                        (a Development Stage Company)
                    Consolidated Statement of Cash Flows

                                         For the three months   December 5,
                                                ended               1997
                                              March 31,         (inception)
                                                                to March 31,
                                           2003        2002         2003
Cash flows from operating activities
Net (loss)                             $(232,683)   $ (134,074)  $(3,696,064)
Depreciation                                   -             -           901
Prior period adjustment                        -             -        30,025
Shares issued for services                     -             -       475,407
Shares issued for employment
enticement                                     -             -         5,000
Shares issued for debt enticement              -             -        20,000
Adjustments to reconcile net (loss) to
net cash
(used) by operating activities:
Other receivables                              -         (100)             -
Increase in accrued salaries and
benefits                                 141,850             -     1,443,966
Increase in other accrued expenses        90,803       122,641       784,865
                                       ----------   -----------  ------------
Net cash (used) by operating
activities                                  (30)      (11,533)     (935,900)
                                       ----------   -----------  ------------
Cash flows from investing activities
Purchase of equipment                          -             -       (1,102)
Investment in Magellan International,
Inc.                                           -      (50,000)     (180,000)
Short-term note payable                        -         6,409        73,000
Proceeds from long-term debt                   -             -       465,900
                                       ----------   -----------  ------------
Net cash provided by investing
activities                                     -      (43,591)       357,798
                                       ----------   -----------  ------------
Cash flows from financing activities
Stockholders' advances                         -             -       458,749
Issuance of common stock                       -        55,000       119,388
                                       ----------   -----------  ------------
Net cash provided by financing
activities                                     -        55,000       578,137
                                       ----------   -----------  ------------
Net increase (decrease) in cash             (30)         (124)            35

Cash and equivalents - beginning              65           390             -
                                       ----------   -----------  ------------
Cash and equivalents - ending          $       35   $       266   $        35
                                       ==========   ===========  ============
Supplemental disclosures:
Interest paid                          $       -   $         -   $         -
                                       ==========   ===========  ============
Income taxes paid                      $        -   $         -  $          -
                                       ==========   ===========  ============
Non-cash transactions:
Shares issued for consulting services  $        -    $        -  $    478,532
                                       ==========   ===========  ============
Number of shares issued for consulting
services                                       -             -     2,464,889
                                       ==========   ===========  ============
Shares issued to satisfy accrued
salaries - related party               $        -    $        -  $    200,000
                                       ==========   ===========  ============
Number of shares issued to satisfy
accrued salaries - related party               -             -     1,000,000
                                       ==========   ===========  ============
Shares issued for employment
enticement                             $       -   $         -  $      5,000
                                       ==========   ===========  ============
Number of shares issued for employment
enticement                                     -             -        50,000
                                       ==========   ===========  ============
Shares issued for debt enticement      $        -   $         -  $     20,000
                                       ==========   ===========  ============
Number of shares issued for debt
enticement                                     -             -       333,333
                                       ==========   ===========  ============
Number of shares issued for
contractual payment to acquire
Magellan                               $        -    $        -  $     50,000
Shares issued for contractual payment
to acquire Magellan                            -             -       500,000
                                       ==========   ===========  ============

 The accompanying notes are an integral part of these financial statements.

                  TWIN FACES EAST ENTERTAINMENT CORPORATION
                        (a development stage company)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed financial statements at March 31, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of March 31, 2003 and results of operations and cash flows for the three months ended March 31, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going Concern
The accompanying financial statements at March 31, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions
The Company accrued a total of $141,850 in salaries and benefits owed to its officers and directors during the three months ended March 31, 2003.

The Company accrued a total of $90,803 in other expenses owed to its officers and directors during the three months ended March 31, 2003.

Note 4 - Subsequent Events
On May 1, 2003, the Company issued 850,000 shares of its $0.001 par value common stock at $0.117 per share to an officer and employee of the Company in satisfaction of accrued salaries and benefits totaling $99,450.

On May 9, 2003 the Company issued 10,000 preferred series B shares to a lender in anticipation of finalizing a loan agreement between the Company and the lender.

Item 2. Plan of Operation

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

Liquidity and Capital Resources

     We have been negotiating with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in a combination of preferred stock and debt. However, at this time there are no definitive agreements with Mr. King. When terms are reached and funding is received we will file a Form 8-K disclosing the transaction.

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

Item 3. Controls and Procedures

  (a) Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2. Changes in Securities

     On May 1, 2003, we issued 850,000 shares of our $0.001 par value common stock at $0.117 per share to an officer and employee in satisfaction of accrued salaries and benefits totaling $99,450. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

     On May 9, 2003, we issued 10,000 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners, Ltd. Upon finalization of the loan agreement we will file a Form 8-K disclosing the terms of any agreement.

Item 3.    Defaults by the Company upon its Senior Securities

     None

Item 4.    Submission of Matter to a Vote of Security Holders

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

      Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on December 31, 2002, were entitled to vote. The number of outstanding shares at that time was 8,527,348 held by approximately 48 shareholders. The required quorum of shareholders was present at this meeting.

Item 5.    Other Information

     On May 9, 2003, we issued 10,000 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners, Ltd. Upon finalization of the loan agreement we will file a Form 8-K disclosing the terms of any agreement.

Item 6.    Exhibits and Reports of Form 8-K

(a)  Exhibits

     None

(b)  Form 8-K

     None


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By: /S/Michael Smolanoff
      Michael Smolanoff, President

Date: May 22, 2003

                                CERTIFICATION

I, Michael Smolanoff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Twin Faces East Entertainment International;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the
          registrant's   auditors  any  material   weaknesses   in
          internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/S/Michael Smolanoff
Michael Smolanoff
President/Chief Accounting Officer