Form 10QSB
period 2003-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-08-08
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes X   No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2003, was 9,577,348 shares, held by approximately 53 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes        No X

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets

Current assets:
Cash and equivalents	$ 5	$ 65
Total current assets	5	65

Fixed assets, net	0	201

Other noncurrent assets	230,000	230,000
	$ 230,005	$ 230,266

Liabilities and Stockholders' Equity

Current liabilities:
Accrued salaries and benefits	$ 1,011,165	$ 826,915
Other accrued expenses	1,196,116	694,063
Short-term note payable	73,000	73,000
Stockholders' advances	458,749	458,749
Total current liabilities	2,739,030	2,052,727

Long-term debt	465,900	465,900

	3,204,930	2,518,627

Stockholders' equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares; no shares issued and outstanding	-	-

Common stock, $.001 par value, authorized 20,000,000 shares; 9,577,348 issued and outstanding at 12/30/03 and 8,527,348 shares issued and outstanding at 12/31/03	9,577	8,527

Additional paid-in capital	1,254,668	1,136,208
(Deficit) accumulated during development stage	(4,269,195)	(3,463,181)
Prior period adjustment	30,025	30,025
	(2,974,925)	(2,288,361)
	$ 230,005	$ 230,266

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three and six months ended June 30, 2003 and 2002

and for the period December 5, 1997 (inception) to June 30, 2003

	For the three months ended June 30,		For the six months ended June 30,
					December 5, 1997 (inception) to June 30, 2003
	2003	2002	2003	2002
Pre-Operating Revenue
Interest income	$ -	$ 970	$ -	$ 970	$ 878

Pre-Operating Expenses:
Professional services	344,420	151,888	369,945	236,504	1,236,397
Salaries and benefits	133,750	121,250	267,500	121,250	1,627,684
Commissions and fees	20,000	-	20,000	-	20,000
General and administrative	57,647	379,585	113,932	429,044	1,156,572
Depreciation and amortization	-	-	-	-	901
	555,817	652,723	771,377	786,798	4,041,554

Net pre-operating (loss)	(555,817)	(651,753)	(771,377)	(785,828)	(4,040,676)

Other income (expenses):
Interest	(17,314)	-	(34,437)	-	(102,919)
Net (loss) before discontinued operations	(573,131)	(651,753)	(805,814)	(785,828)	(4,143,595)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (573,131)	$ (651,753)	$ (805,814)	$ (785,828)	$ (4,269,195)

Weighted average number of
common shares outstanding - basic and fully diluted	8,831,515	8,194,000	9,052,348	7,919,000

Net (loss) per share before discontinued operations	$ (0.06)	$ (0.08)	$ (0.09)	$ (0.10)
Net (loss) per share from discontinued operations	0.00	0.00	0.00	0.00
Net (loss) per share - basic and fully diluted	$ (0.06)	$ (0.08)	$ (0.09)	$ (0.10)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Consolidated Statement of Cash Flows

for the six months ended June 30, 2003 and 2002

and for the period December 5, 1997 (inception) to June 30, 2003

	For the six months ended June 30,		December 5, 1997 (inception) to June 30, 2003
	2003	2002
Cash flows from operating activities
Net (loss)	$ (573,131)	$ (785,828)	$ (4,269,195)
Depreciation	-	-	901
Prior period adjustment	-	-	30,025
Shares issued for salaries - related party	119,450	-	119,450
Shares issued for services	-	-	475,407
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Increase in accrued salaries and benefits	184,250	281,361	1,486,366
Increase in other accrued expenses	269,371	255,079	1,196,116
Net cash (used) by operating activities	(60)	(249,388)	(935,930)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	(48,500)	(180,000)
Short-term note payable	-	(73,000)	73,000
Proceeds from long-term debt		498,000	465,900
Payments on long-term debt	-	(220,000)	-
Net cash provided by investing activities	-	156,500	357,798

Cash flows from financing activities
Stockholders' advances	-	41,856	458,749
Issuance of common stock	-	55,000	119,388
Net cash provided by financing activities	-	96,856	578,137
Net increase (decrease) in cash	(60)	3,968	5

Cash and equivalents - beginning	65	390	-
Cash and equivalents - ending	$ 5	$ 4,358	$ 5

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Number of shares issued for consulting services	-	-	2,464,889
Number of shares issued for salaries - related party	1,050,000	-	1,050,000
Number of shares issued to satisfy accrued salaries - related party	-	-	1,000,000
Number of shares issued for employment enticement	-	-	50,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	-	-	500,000

The accompanying notes are an integral part of these financial statements.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at June 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of June 30, 2003 and results of operations and cash flows for the six months ended June 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going Concern

The accompanying financial statements at June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions

The Company accrued a total of $267,500 in salaries and benefits owed to its officers and directors during the six months ended June 30, 2003.

The Company accrued a total of $502,053 in other expenses owed to its officers and directors during the six months ended June 30, 2003.

The Company issued 1,050,000 shares of its $0.001 par value common stock to its officers in lieu of salaries totaling $119,450 during the six months ended June 30, 2003.

Note 4 - Stockholders' Equity

During May and June 2003, the Company issued a total of 29,595 shares of its Series B Preferred Stock in anticipation of the receipt of financing. As of June 30, 2003, the shares have not been delivered and are being held in escrow pending receipt of funding by the Company.

Item 2. Plan of Operation

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

        We have yet to generate revenues from operating activities and there is a substantial going concern issue as to whether we will ever be able to produce and market our films and generate sufficient, if any, revenues to satisfy our working capital requirements. Since inception we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

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

Liquidity and Capital Resources

        On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of series C preferred stock of the Company to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of October each year commencing October 1, 2004 for a period of 4 years according to the formula below.

        The preferred stock shall be converted to common stock in the Company on the dates following:

October 1, 2004, conversion of 250,000 shares preferred stock to common stock,

October 1, 2005, conversion of 250,000 shares preferred stock to common stock,

October 1, 2006, conversion of 250,000 shares preferred stock to common stock,

October 1, 2007, conversion of 250,000 shares preferred stock to common stock.

        We will issue a 5% cash dividend on the principle amount of the unconverted preferred stock, payable in common stock as follows:

October 1, 2004, $200,000 of common stock,

October 1, 2005, $120,000 of common stock,

October 1, 2006, $100,000 of common stock,

October 1, 2007, $50,000 of common stock.

        At our option the stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange so the market value of the common issued is one million five hundred thousand dollars ($1,500,000). For example, if 30-day average quoted closing price is $1 per share on October 1, 2004, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

        Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, on October 1, 2003 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

        On June 20, 2003, we executed a Promissory Note with Johnnie King, our Director of Film Development for the principal amount of $4,000,000. The funding date is on or before December 31, 2003 and the due date is on or before December 31, 2008. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum as prescribed below. The sum and interest shall be paid in the manner following:

        Interest Due December 31, 2004-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest Due December 31, 2005-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest Due December 31, 2006-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest Due December 31, 2007-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        At the principal due date of the note, we agree to pay to Mr. King, at our option either $4,400,000 cash or $4,800,000 worth of 144 stock.

        We may prepay the promissory note at any time, without penalty, by delivery of the principal amount in cash and appropriate pro-rata interest as prescribed above.

        As of the date of this filing we have not yet received any funds from Mr. King. Upon receipt of funds we will file a Form 8-K.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On May 1, 2003, we issued 850,000 shares of our $0.001 par value common stock at $0.117 per share to Stan Teeple, our Secretary and Treasurer and Frank McEnulty, an employee of the Company, in satisfaction of accrued salaries and benefits totaling $99,450. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On June 5, 2003, we issued 200,000 shares of our $0.001 par value common stock to Frank McEnulty, an employee of the Company for services rendered. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Preferred Series B Stock

        On May 9, 2003, we issued 10,000 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners,

Ltd. The shares are being held in escrow pending finalization of funding and a formal loan agreement. Upon finalization of the loan agreement we will file a Form 8-K disclosing the terms of any agreement.

        On June 13, 2003, we issued 3,401 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a new loan of approximately $400,000 between the Company and Mercatus & Partners, Ltd. The shares are being held in escrow pending finalization of funding and a formal loan agreement. Upon finalization of the loan agreement we will file a Form 8-K disclosing the terms of any agreement.

        On June 26, 2003, we issued 16,194 preferred series B stock to Mercatus & Partners, Ltd., in anticipation of finalizing a new loan of approximately $500,000 between the Company and Mercatus & Partners, Ltd. The shares are being held in escrow pending finalization of funding and a formal loan agreement. Upon finalization of the loan agreement we will file a Form 8-K disclosing the terms of any agreement.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        On June 20, 2003, we entered into an Investment Agreement with Johnnie King. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of series C preferred stock of the Company to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of October each year commencing October 1, 2004 for a period of 4 years. We will issue a 5% cash dividend on the principle amount of the unconverted preferred stock for a period of 4 years. For more information please see Liquidity and Capital Resources in Item 2 of Part I.

        On June 20, 2003, we executed a Promissory Note with Johnnie King for the principal amount of $4,000,000. The funding date is on or before December 31, 2003 and the due date is on or before December 31, 2008. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum. At the principal due date of the note, we agree to pay to Mr. King, at our option either $4,400,000 cash or $4,800,000 worth of 144 stock. We may prepay the promissory note at any time, without penalty, by delivery of the principal amount in cash and appropriate pro-rata interest. For more information, please see Liquidity and Capital Resources in Item 2 of Part I.

        As of the date of this filing we have not yet received any funds from Mr. King. Upon receipt we will file a Form 8-K.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

    10.1 Investment Agreement between Twin Faces East Entertainment Corp. and Johnnie King

    10.2 Promissory Note of Johnnie King

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Registrant)

By: /S/Michael Smolanoff

Michael Smolanoff, President

Date: August 5, 2003