Form 10KSB/A
period 2002-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-08-27
CIK 1074865

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          8-K/A Report filed on April 30, 2002, Change of Accountant.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits

Exhibit                       Description
Number
3(i)(a)*  Articles of Incorporation for Twin Faces
          (a)  Articles of Incorporation, as amended for, a Delaware corporation
          (a) (1)   Amended Articles of Incorporation Changing Domicile to
          Nevada
3(ii)(a)* Bylaws of Twin Faces
4*        Instruments defining the rights of security holders:
          (a)  Articles of Incorporation for, a Nevada Corporation
(b)  Bylaws of, a Nevada Corporation
(c)  Securities Stock Specimen
10(a)**   Material Contracts
          (a)  Employment Agreement-Michael Smolanoff
(b)  Employment Agreement-Stanley L. Teeple
(c)  1998 Stock Option Plan
(d)  Contribution Agreement
(e) Letter of Agreement between American Entertainment International and Nightwing Entertainment Group
(f) Agreement between Nightwing Entertainment Group and Channel America Television Network
(g) Agreement between Twin Faces East Entertainment and Uprise Entertainment 10(b)*** Investment Agreement between Twin Faces East Entertainment Corp.
          and Magellan Concepts International, Inc.
10(c)     Employment Agreement of Frank McEnulty
31.1 Certification of Michael Smolanoff, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Stanley L. Teeple, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Michael Smolanoff, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Stanley L. Teeple, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____
*    Filed in form 10SB12G on February 19, 1999
**   Filed in form 10SB12G/A on May 26, 1999
***  Filed in form 10-KSB on May 14, 2002

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

                                   Dated: August 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/S/Michael Smolanoff          CEO/President            August 26, 2003
Michael Smolanoff             Director


/S/Stanley L. Teeple          COO/CFO/Treasurer        August 26, 2003
Stanley L. Teeple             Secretary/Director


/S/Bruce Taffet
Bruce Taffet                  Director                 August 26, 2003

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