Form 10QSB/A
period 2003-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-08-27
CIK 1074865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

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

Item 6.    Exhibits and Reports of Form 8-K

(a)  Exhibits

(31.1) Certification of Michael Smolanoff Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
(31.2) Certification of Stanley L. Teeple Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
(32.1) Certification of Michael Smolanoff Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002
(32.2) Certification of Stanley L. Teeple Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002

(b)  Form 8-K

     None


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TWIN FACES EAST ENTERTAINMENT CORPORATION
(Registrant)



By: /S/Michael Smolanoff
      Michael Smolanoff, President

Date: August 26, 2003