Form 10QSB
period 2003-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2003-11-07
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes X   No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 9,717,348 shares, held by approximately 55 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes ____  No X

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets

Current assets:
Cash and equivalents	$ 15	$ 65
Total current assets	15	65

Fixed assets, net	0	201

Other noncurrent assets	230,000	230,000
	$ 230,015	$ 230,266

Liabilities and Stockholders' Equity

Current liabilities:
Accrued salaries and benefits	$ 1,153,015	$ 826,915
Other accrued expenses	1,294,859	694,063
Short-term note payable	73,000	73,000
Stockholders' advances	458,749	458,749
Total current liabilities	2,979,623	2,052,727

Long-term debt	465,900	465,900

	3,445,523	2,518,627
Stockholders' equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares no shares issued and outstanding	-	-

Common stock, $.001 par value, authorized 20,000,000 shares; 9,717,348 issued and outstanding at 9/30/03 and 8,527,348 shares issued and outstanding at 12/31/03	9,717	8,527

Additional paid-in capital	1,271,328	1,136,208
(Deficit) accumulated during development stage	(4,526,578)	(3,463,181)
Prior period adjustment	30,025	30,025
	(3,215,508)	(2,288,361)
	$ 230,015	$ 230,266

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three and nine months ended September 30, 2003 and 2002 and for the period December 5, 1997 (inception) to September 30, 2003

	For the three months ended September 30,		For the nine months ended September 30,		December 5, 1997 (inception) to September 30,
	2003	2002	2003	2002	2003
Pre-Operating Revenue
Interest and Sales income	$ -	$ 3,675	$ -	$ 4,645	$ 878

Pre-Operating Expenses:
Professional services	26,487	80,320	396,432	316,824	1,262,884
Salaries and benefits	133,750	229,825	401,250	351,075	1,761,434
Commissions and fees	16,800	-	36,800	-	36,800
General and administrative	62,842	79,669	176,774	508,715	1,219,414
Depreciation and amortization	-	-	-	-	901
	239,879	389,814	1,011,256	1,176,614	4,281,433

Net pre-operating (loss)	(239,879)	(386,139)	(1,011,256)	(1,171,969)	(4,280,555)

Other income (expenses):
Interest	(17,504)	(50,978)	(51,941)	(50,978)	(120,423)
Net (loss) before discontinued operations	(257,383)	(437,117)	(1,063,197)	(1,222,947)	(4,400,978)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (257,383)	$ (437,117)	$ (1,063,197)	$ (1,222,947)	$ (4,526,578)

Weighted average number of
common shares outstanding - basic and fully diluted	9,647,348	8,194,000	9,122,348	8,085,500

Net (loss) per share before discontinued operations	$ (0.03)	$ (0.05)	$ (0.12)	$ (0.15)
Net (loss) per share from discontinued operations	0.00	0.00	0.00	0.00
Net (loss) per share - basic and fully diluted	$ (0.03)	$ (0.05)	$ (0.12)	$ (0.15)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the nine months ended September 30, 2003 and 2002

and for the period December 5, 1997 (inception) to September 30, 2003

	For the nine months ended September 30,		December 5, 1997 (inception) to September 30, 2003
	2003	2002
Cash flows from operating activities
Net (loss)	$ (1,063,197)	$ (1,222,947)	$ (4,526,578)
Depreciation	-	-	901
Prior period adjustment	-	-	30,025
Shares issued for salaries - related party	119,450	-	119,450
Shares issued for services	16,800	-	492,207
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Increase in accrued salaries and benefits	326,100	281,361	1,628,216
Increase in other accrued expenses	600,797	255,079	1,294,859
Net cash (used) by operating activities	(50)	(686,507)	(935,920)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	(48,500)	(180,000)
Short-term note payable	-	(73,000)	73,000
Proceeds from long-term debt		498,000	465,900
Payments on long-term debt	-	(220,000)	-
Net cash provided by investing activities	-	156,500	357,798

Cash flows from financing activities
Stockholders' advances	-	41,856	458,749
Issuance of common stock	-	55,000	119,388
Net cash provided by financing activities	-	96,856	578,137
Net increase (decrease) in cash	(50)	(433,151)	15

Cash and equivalents - beginning	65	390	-
Cash and equivalents - ending	$ 15	$ (432,761)	$ 15

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Number of shares issued for consulting services	140,000	-	2,604,889
Number of shares issued for salaries - related party	1,050,000	-	1,050,000
Number of shares issued to satisfy accrued salaries - related party	-	-	1,000,000
Number of shares issued for employment enticement	-	-	50,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	-	-	500,000

The accompanying notes are an integral part of these financial statements.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements at September 30, 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial positions as of September 30, 2003 and results of operations and cash flows for the nine months ended September 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going Concern

The accompanying financial statements at September 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future profitable operations. Management is in the process of acquiring and developing products for sale which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions

The Company accrued a total of $326,100 in salaries and benefits owed to its officers and directors during the nine months ended September 30, 2003.

The Company accrued a total of $165,406 in other expenses owed to its officers and directors during the nine months ended September 30, 2003.

The Company issued 1,050,000 shares of its $0.001 par value common stock to its officers in lieu of salaries totaling $119,450 during the nine months ended September 30, 2003.

Note 4 - Common Stock

The Company issued 140,000 shares of its $0.001 par value common stock during the nine months ended September 30, 2003 to various individuals and entities for consulting services valued at $16,800.

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

Overview

        Twin Faces was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17,1998. We are in the development stage as an entertainment and film production company.

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

Liquidity and Capital Resources

        On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20 agreement. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of series C preferred stock of the Company to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

        The preferred stock shall be converted to common stock in the Company on the dates following:

        One year from funding date, conversion of 250,000 shares preferred stock to common stock,

        Two years from funding date, conversion of 250,000 shares preferred stock to common stock,

        Three years from funding date, conversion of 250,000 shares preferred stock to common stock,

        Four years from funding date, conversion of 250,000 shares preferred stock to common stock.

        We will issue a 5% cash dividend on the principle amount of the unconverted preferred stock, payable in common stock as follows:

        One year from funding date, $200,000 of common stock,

        Two years from funding date, $120,000 of common stock,

        Three years from funding date, $100,000 of common stock,

        Four years from funding date, $50,000 of common stock.

        At our option the stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange so the market value of the common issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is December 31, 2003, and if the 30-day average quoted closing price is $1 per share on December 31, 2004, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

        Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is December 31, 2003, on December 31, 2004 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

        On June 20, 2003, we executed a Promissory Note with Johnnie King, our Director of Film Development for the principal amount of $4,000,000. On September 29, 2003, we executed a new Promissory Note to extend the funding dates under the note. The funding date is on or before September 30, 2004 and the due date is on or before five years from the funding date. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum as prescribed below. The sum and interest shall be paid in the manner following:

        Interest due one year from funding date-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest due two years from funding date-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest due three years from funding date-

                Payable as $400,000 worth of 144 stock or $400,000 cash

        Interest due four years from funding date-

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On July 10, 2003, we issued 50,000 shares of our $0.001 par value common stock to Frank Bauco for services rendered as a consultant of the Company. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On July 10, 2003, we issued 50,000 shares of our $0.001 par value common stock to Vijay Arunachalan Kumar for services rendered as a consultant of the Company. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On July 10, 2003, we issued 40,000 shares of our $0.001 par value common stock to Frank McEnulty for services rendered as a consultant of the Company. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

Consultants

        MSquare Trust: On April 15, 2003, we executed a Consulting Agreement with MSquare Trust ("MSquare"). Our Board of Directors accepted the agreement on July 10, 2003. MSquare has various connections and networking contacts in the entertainment business. Pursuant to the agreement, MSquare shall provide us with services on an as requested basis and in any capacity as we request for development of our strategic marketing plan for our entertainment business. The Term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

We shall compensate MSquare for its services as follows:

  Reimbursement for all direct company related expenses for any travel or pre-approved business expense other than usual travel and related expenses within 50 miles of the MSquare office.

  Fifty Thousand Dollars ($50,000) in fees payable the later of May 1, 2003 or the Company's receipt of funding in the amount of $2 million or greater.

        Interstate Housing Resources: On April 15, 2003, we executed a Consulting Agreement with Interstate Housing Resources ("ISH"). Our Board of Directors accepted the agreement on July 10, 2003. ISH has expertise in effective communications with potential investors, relationship with entertainment and related companies, potential Company clients and a knowledge of the Company. We retained ISH to advise and assist in development of our client base and entertainment business and related fields. ISH will use its resources to develop additional clients and business and expand upon current business in place or in development for the company. The term of the agreement is for one year commencing April 15, 2003. The agreement may be terminated by either party by giving 30 days notice to the other without cause, after one year from the date of signing of the agreement, provided all compensation is current. We shall pay ISH $180,000 per year all due and payable upon the later of May 1, 2003 or when we receive funds of $2 million dollars or greater.

        Maiolini: On June 30, 2003, we executed a Consulting Agreement with Jay Maiolini. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Maiolini has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement, Mr. Maiolini shall provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of our business. The term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

        We shall compensate Mr. Maiolini for his services as follows:

  Nine Thousand One Hundred Dollars ($9,100) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater.

        Crawmerica: On June 30, 2003, we executed a Consulting Agreement with Crawmerica ("Craw"). Our Board of Directors accepted the agreement on July 10, 2003. Craw has various connections and networking contacts in the sports entertainment and development business. Pursuant to the agreement, Craw shall provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business. The term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

        We shall compensate Craw for its services as follows:

  Twenty Five Thousand Dollars (25,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater.

        Bauco: On June 30, 2003, we executed a Consulting Agreement with Frank Bauco. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Bauco has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement Mr. Bauco shall provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business. The term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

We shall compensate Mr. Bauco for his services as follows:

  Fifty Thousand Dollars ($50,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and

  Fifty Thousand shares of restricted (rule 144) common stock.

        Kumar: On June 30, 2003, we executed a Consulting Agreement with Vijay Arunachalam Kumar. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Kumar has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement Mr. Kumar shall provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business. The term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

        We shall compensate Mr. Kumar for his services as follows:

  Twenty Five Thousand Dollars ($25,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and

  Fifty Thousand shares of restricted (rule 144) common stock.

        McEnulty: On June 30, 2003, we executed a Consulting Agreement with Frank McEnulty ("Mr. McEnulty"). Our Board of Directors accepted the agreement on July 10, 2003. Mr. McEnulty has various connections and networking contacts in the corporate finance business and has been asked to go outside his usual duties associated with our business, and thereby entitled to additional consideration. Pursuant to the agreement Mr. McEnulty shall provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business. The term of the agreement is for the year 2003 at which time all obligations under the agreement shall cease.

        We shall compensate Mr. McEnulty for his services as follows:

  Reimbursement for office space required to operate 3 months at one thousand dollars ($1,000) per month for a total of $3,000, and

  Twenty Two Thousand Dollars ($22,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and

  Forty Thousand shares of restricted (rule 144) common stock.

Development Financing Agreement

        On September 22, 2003, we entered into a Development Financing Agreement to produce additional episodes of "Jack London's Call of the Wild" (the "Series"), with O'Dea & Company LLC ("O'Dea"), whereas we desire to engage O'Dea to arrange the production financing (the "Production Finance") necessary to produce an additional 13 episodes of the Series. Thirteen episodes of the Series have already been produced and another 13 episodes are intended to be developed, financed, produced, and distributed. In order to enable O'Dea to arrange the Production Finance, we will provide the development budget (the "Development Budget") to O'Dea, which O'Dea will use to arrange the Production Finance. We will provide

O'Dea $421,000 for the Development Budget when we receive a combined total cash investment (in the form or forms of long-term debt, preferred stock, or common stock) in the amount equal to at least $4,000,000 and when all the conditions precedent stated in the agreement are fulfilled.

        If O'Dea is successful in arranging the production finance, we will become the distributor (the "Distributor") of all 26 episodes of the Series. Our intent is to cause all distribution rights related to the Series (all 26 episodes) to be granted to us as the Distributor. The term is for 15 years from the date of completion of episodes 14-26 of the Series.

        We will be compensated for our investment of the Development Budget. O'Dea will cause the Development Budget to be repaid to us upon release of the first draw down of the Production Finance. We will receive a Distributor's Distribution Fee and Sales Agent's sales agency fee, a combined total of 25%. A copy of the Development Financing Agreement is attached hereto as an exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a)    Exhibits

10.1	Consulting Agreement of MSquare Trust, dated April 15, 2003
10.2	Consulting Agreement of Interstate Housing Resources, dated April 15, 2003
10.3	Consulting Agreement of Jay Maiolini, dated June 30, 2003
10.4	Consulting Agreement of Crawmerica, Inc., dated June 30, 2003
10.5	Consulting Agreement of Frank Bauco, dated June 30, 2003
10.6	Consulting Agreement of Vijay Arunachalam Kumar, dated June 30, 2003
10.7	Consulting Agreement of Frank McEnulty, dated June 30, 2003
10.8	Investment Agreement between Twin Faces and Johnnie King, dated September 29, 2003
10.9	Promissory Note of Johnnie King, dated September 29, 2003
10.10	Development Financing Agreement for "Jack London's Call of the Wild"
31.1	Certification of Michael Smolanoff Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Stanley L. Teeple Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Michael Smolanoff Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Stanley L. Teeple Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)    Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Registrant)

By: /S/Michael Smolanoff

      Michael Smolanoff, President

Date: November 6, 2003