Form 10KSB
period 2003-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2004-05-21
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25415

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	94-3326901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

94 Arthur Hills Court
Henderson, Nevada, USA	89074
(Address of principal executive offices)	(zip code)

Issuer's telephone number including area code: (702) 617-8832

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 6, 2003 was $193,713.92 based on a share value of $0.04.

        The number of shares of Common Stock, $0.001 par value, outstanding on April 6, 2004, was 9,717,348 shares, held by approximately 55 stockholders.

        Transitional Small Business Disclosure Format (check one): Yes __ No X

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	1-7
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	7-10
Item 6.	Plan of Operation	11-16
Item 7.	Financial Statements and Supplementary Data	16
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	16
Item 8A.	Controls and Procedures	16

PART III

Item 9.	Directors and Executive Officers of the Registrant	16-20
Item 10.	Executive Compensation	20-23
Item 11.	Security Ownership of Certain Beneficial Owners and Management	23-24
Item 12.	Certain Relationships and Related Transactions	24
Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	24-25
Item 14.	Principal Accountant Fees and Services	25

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

(a) Business Development

        Twin Faces East Entertainment Corporation was incorporated under the laws of the State of Delaware on December 5, 1997 and re-incorporated under the laws of the State of Nevada on June 17, 1998.

        On February 25, 2002, we entered into a contract for the acquisition of 25% of Magellan Concepts International, Inc., ("MCI"), a Florida based marketing and consulting company, for $180,000 cash and 500,000 shares of our common stock. As of December 31, 2002, $177,000 had been paid toward the purchase price. We have accrued $53,000 as a "short-term" note payable for the remaining balance of the purchase price. On March 1, 2002, we issued 500,000 shares of common stock to Michael Thomas Stewart, an Agent of MCI, and on October 10, 2002, he transferred the 500,000 shares to Nelson Valdez.

        We have an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2003 there were 9,717,348 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2003 there were 29,595 shares held in escrow by the Company. On January 5, 2004 the 29,595 shares of preferred stock were cancelled.

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

(b) Business of Issuer

        Twin Faces is in the development stage as a producer and developer of entertainment properties which initially originated through the efforts of Dr. Smolanoff, a director and officer of the Company. Our products include documentary film footage of Dr. Albert Einstein and feature film and television scripts. A summary of our products is as follows:

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

"Pages From A Rabbit Journal"TM

        "Pages From A Rabbit Journal"TM, a children's book and future film script was created by Dr. Smolanoff. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message.

"The Town That Arrested Santa Claus"TM

        "The Town That Arrested Santa Claus"TM. A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, audio cassette and may become a television animated special.

"Hidden Treasures of the World"TM

        This is a series of one hour, made for television specials, showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary "St. Lavra" from Kiev Russia is complete and ready for distribution.

"A Real Man"

        "A Real Man". A script written by Johnnie King, Director of Film Development of the Company. However, actual production will not commence until we have sufficient capital for production and marketing.

Development Financing Agreement for "Jack London's Call of the Wild"

        On September 22, 2003, we entered into a Development Financing Agreement to produce episodes of "Jack London's Call of the Wild" (the "Series"), with O'Dea & Company LLC ("O'Dea").  A copy of the agreement was attached as an exhibit to Form 10-QSB filed on November 7, 2003.   As of December 31, 2003, the agreement for production of Jack London's Call of the Wild" expired.

Music Duplication and Distribution Agreement

        On October 20, 2003, we entered into a Music Duplication and Distribution Agreement with Pro Image, Inc. ("PI") a New York corporation, relating to the duplication and distribution of a music, narrated CD titled "The Town That Arrested Santa Claus" ("Santa"), written by Michael Smolanoff, President of the Company, and owned by the Company. PI agreed to duplicate and place into distribution a CD of Santa and provide all services and personnel necessary and appropriate to render such duplication services; and all materials required for the scheduled duplication and delivery of the completed CD. PI agreed to provide the following services related to the program:

        A. CD cover and script and/or lyrics as provided by us

        B. Packaging, marketing and sales in English (only)

        C. Best efforts distributing through associates and contacts in USA (only)

        The term of the agreement commenced on October 20, 2003 and will continue for period of five years. We agreed to split Adjusted Gross Income equally (50/50) with PI. A copy of the agreement is attached hereto as an exhibit.

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

Intellectual Property

        Many of the processes and much of the know-how of importance to our technology depends upon the non-patentable technology, knowledge, and experience of our technical personnel and collaborators. To help protect our rights, we require employees, collaborators, and significant consultants and advisors with access to confidential information, to enter into confidential agreements. There can be no assurance that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. In addition, our success and ability to compete is dependent, in part, upon our proprietary technology and unique products. We rely on a combination of copyrights, trade secret laws and non-disclosure agreements to protect our proprietary technology.

        Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for "Pages from a Rabbit Journal"TM , "The Town That Arrested Santa Claus"TM, the Einstein properties and the "St. Lavra" documentary properties. There can be no assurance that we will obtain any copyright protection or that such protection will be of commercial benefit to us.

Personnel

        As of December 31, 2003, we had six employees of which none received any compensation but did accrue salaries during the year. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence.

Employment Agreement

        On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty. Under the terms of the agreement Mr. McEnulty will devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple's resignation, which will be effective at the Board's discretion and after funding from any source. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period.

Consultants

        MSquare Trust: On April 15, 2003, we executed a Consulting Agreement with MSquare Trust ("MSquare"). Our Board of Directors accepted the agreement on July 10, 2003. MSquare has various connections and networking contacts in the entertainment business. Pursuant to the agreement, MSquare agreed to provide us with services on an as requested basis and in any capacity as we request for development of our strategic marketing plan for our entertainment business. The Term of the agreement was for the year 2003 all obligations under the agreement have ceased. We agreed to pay MSquare $50,000, payable when the Company receives funding in the amount of $2 million or greater. As of the date of this filing MSquare has not received payment, as we have not received financing.

        Interstate Housing Resources: On April 15, 2003, we executed a Consulting Agreement with Interstate Housing Resources ("ISH"). Our Board of Directors accepted the agreement on July 10, 2003. ISH has expertise in effective communications with potential investors, relationship with entertainment and related companies, potential Company clients and a knowledge of the Company. We retained ISH to advise and assist in development of our client base and entertainment business and related fields. ISH agreed to use its resources to develop additional clients and business and expand upon current business in place or in development for the Company. The term of the agreement was for one year commencing April 15, 2003. We agreed to pay ISH $180,000 per year all due and payable upon the later of May 1, 2003 or when we receive funds of $2 million dollars or greater. As of the date of this filing ISH has not received payment, as we have not received financing.

        Maiolini: On June 30, 2003, we executed a Consulting Agreement with Jay Maiolini. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Maiolini has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement, Mr. Maiolini agreed to provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of our business.

        We agreed to compensate Mr. Maiolini for his services as follows:

  Nine Thousand One Hundred Dollars ($9,100) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater.

        The term of the agreement was for the year 2003 all obligations under the agreement have ceased. As of the date of this filing Mr. Maiolini has not received payment, as we have not received financing.

        Crawmerica: On June 30, 2003, we executed a Consulting Agreement with Crawmerica ("Craw"). Our Board of Directors accepted the agreement on July 10, 2003. Craw has various connections and networking contacts in the sports entertainment and development business. Pursuant to the agreement, Craw agreed to provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business.

        We agreed to compensate Craw for its services as follows:

  Twenty Five Thousand Dollars ($25,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater.

        The term of the agreement was for the year 2003 all obligations under the agreement have ceased. As of the date of this filing Craw has not received payment, as we have not received financing.

        Bauco: On June 30, 2003, we executed a Consulting Agreement with Frank Bauco. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Bauco has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement Mr. Bauco agreed to provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business.

        We agreed to compensate Mr. Bauco for his services as follows:

  Fifty Thousand Dollars ($50,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and

  Fifty Thousand shares (50,000) of restricted (rule 144) common stock.

        The term of the agreement was for the year 2003 all obligations under the agreement have ceased. On July 10, 2003, we issued 50,000 shares of our $0.001 par value common stock to Mr. Bauco. As of the date of this filing Mr. Bauco has not received payment of $50,000, as we have not received financing.

        Kumar: On June 30, 2003, we executed a Consulting Agreement with Vijay Arunachalam Kumar. Our Board of Directors accepted the agreement on July 10, 2003. Mr. Kumar has various connections and networking contacts in the corporate finance business and development business. Pursuant to the agreement Mr. Kumar agreed to provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business.

        We agreed to compensate Mr. Kumar for his services as follows:

  Twenty Five Thousand Dollars ($25,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and

  Fifty Thousand shares (50,000) of restricted (rule 144) common stock.

        The term of the agreement was for the year 2003 all obligations under the agreement have ceased. On July 10, 2003, we issued 50,000 shares of our $0.001 par value common stock to Mr. Kumar. As of the date of this filing Mr. Kumar has not received payment of $25,000, as we have not received financing.

        McEnulty: On June 30, 2003, we executed a Consulting Agreement with Frank McEnulty ("Mr. McEnulty"). Our Board of Directors accepted the agreement on July 10, 2003. Mr. McEnulty has various connections and networking contacts in the corporate finance business and has been asked to go outside his usual duties associated with our business, and thereby entitled to additional consideration. Pursuant to the agreement Mr. McEnulty agreed to provide us with services on an as requested basis and in any capacity as we request for securing financing for the maintenance of the business.

        We agreed to compensate Mr. McEnulty for his services as follows:

  Reimbursement for office space required to operate 3 months at one thousand dollars ($1,000) per month for a total of $3,000, and

  Twenty Two Thousand Dollars ($22,000) in fees payable the earlier of August 1, 2003 or when we receive funds in the amount of $1 million dollars or greater, and Forty Thousand shares (40,000) of restricted (rule 144) common stock.

        The term of the agreement was for the year 2003 all obligations under the agreement have ceased.

        All of the above consulting agreements were attached as exhibits to Form 10-QSB filed on November 7, 2003.

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

        As a result of our deficiency in working capital at December 31, 2003 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

ITEM 2. DESCRIPTION OF PROPERTY

        We do not lease or rent any property. Office services are provided at a nominal fee by a director. Such costs are deemed immaterial to the financial statements and, accordingly, have not been reflected as an expense to us.

ITEM 3. LEGAL PROCEEDINGS

        We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	2003		2002
	High	Low	High	Low
1st Quarter	0.22	0.10	0.18	0.09
2nd Quarter	0.15	0.06	0.07	0.03
3rd Quarter	0.14	0.07	0.05	0.04
4th Quarter	0.16	0.09	0.07	0.05

(b) Holders of Common Stock

        As of April 6, 2004, we had approximately 55 shareholders of record of the 9,717,348 shares outstanding. The closing bid stock price on April 6, 2004 was $0.04.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

        We currently maintain two stock option plans to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. These stock option plans were adopted in 1998 and 2000 and have not been approved by our stockholders. The following table sets forth information as of December 31, 2003 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	1,100,000	$ 0.65	600,000

Total	1,100,000	$ 0.65	600,000

        In our 1998 Stock Option Plan we have reserved for issuance an aggregate of 500,000 shares of common stock and in our 2000 Stock Option Plan we have reserved for issuance an additional 600,000 shares of common stock on similar terms to the 1998 Stock Option Plan (collectively referred to as the "Stock Option Plans"). The Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

        On or about October 31, 2001, we entered into financing agreements with three entities. Pursuant to the terms of the agreements, we received funds of $110,000 each during October and November of 2001, and April of 2002. Each agreement provided for the issuance of 333,333 shares of our restricted Rule 144 common stock in addition to interest at 20% per annum payable; November 20th, 2002 payable in our Rule 144 restricted common stock; November 20th, 2003 payable in our Rule 144 restricted common stock. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 or earlier payable in cash of $132,000 or our Rule 144 restricted common stock. The number of shares to be issued will be determined by valuing the stock based upon a 30-day average of the bid/ask as quoted on the OTC:BB. On December 28, 2001, 333,333 shares of our $0.001 par value common stock was issued to each of the entities.

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

        On November 11, 2001, we issued 250,000 shares of our $0.001 par value common stock to Mr. Marco Alfonsi, pursuant to a consulting agreement we entered into on November 10, 2001. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On March 1, 2002, we issued 500,000 shares of $0.001 par value common stock to Michael Thomas Stewart, an Agent of Magellan Concepts International, Inc., pursuant to the agreement with Magellan International, Inc. executed on February 25, 2002. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering." On October 10, 2002, the 500,000 shares were transferred to Nelson Valdez.

        On March 1, 2002, we issued 50,000 shares of our $0.001 par value common stock to Robert Allan. These shares were issued to Mr. Allan to honor his agreement with Pangaea when Pangaea was our subsidiary. The shares were a one time signing bonus so that Mr. Allan will provide Pangaea with consulting services. Mr. Allan does not provide us with any consulting services. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

        From May 9, 2003 through June 26, 2003, we issued a total of 29,595 shares of preferred series B stock to Mercatus & Partners, Ltd. in anticipation of finalizing a loan agreement between the Company and Mercatus & Partners, Ltd. As of January 5, 2004, the preferred series B stock was cancelled due to the inability of Mercatus & Partners, Ltd. to fulfill their agreement.

        On June 5, 2003, we issued 200,000 shares of our $0.001 par value common stock to Frank McEnulty, an employee of the Company for services rendered. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

        On July 10, 2003, we issued 140,000 shares of our $0.001 par value common stock to three consultants for services rendered to the Company. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

        Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. As of the date of this filing we have not received any funds from Mr. King. Upon receipt of the funds we will file a Form 8-K. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor.

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

Liquidity and Capital Resources

        On or about October 31, 2001, we entered into financing agreements with three entities. Pursuant to the terms of the contracts, we received funds of $110,000 each during October, November, and December of 2001. Each agreement provides for the issuance of 333,333 shares of our restricted Rule 144 common stock in addition to interest at 20% per annum payable; November 20th, 2002 payable in Rule 144 restricted common stock; November 20th, 2003 payable in Rule 144 restricted common stock. All principal and accrued interest, if any, shall be paid to Maker on November 20th, 2004 payable in cash of $132,000 or Rule 144 restricted common stock. The number of shares to be issued is determined by valuing the stock based upon a 30-day average of the bid/ask as quoted by OTC:BB.

        The above notes may be prepaid in whole or partial by Twin Faces at any time. Each note contains a provision that in the event of default the Maker may immediately call the note due and payable. Events of default are as follows:

  Failure to make any payments due within 15 days of the due date;

  Breach of any condition of any of the security interest;

  Upon the insolvency, dissolution, or liquidation of the Company;

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

        On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20th agreement. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of series C preferred stock of the Company to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

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

Investment Agreement/Preferred Stock Purchase

        On November 11, 2003, we executed an Investment Agreement/Preferred Stock Purchase with Michael Smolanoff, our President of the Company, wherein he agreed to make a direct cash investment into the Company as a result of proceeds from his pending Bronx County New York legal action ("lawsuit"). The first funding date of the investment will be no later than 30 days after receipt of the first receipt of funds from the lawsuit and the final funding date shall be no later than 30 days after the final payment from the lawsuit. The amount of the investment is the lesser of four million dollars ($4,000,000) or fifty percent (50%) of the total amount received. Within 30 days of the first funding date, we will issue one million (1,000,000) shares of Series C Preferred Stock of the Company. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years.

        The preferred stock shall be converted to common stock in the Company on the dates following:

One year from first funding Date, conversion of 250,000 shares Preferred Stock to Common Stock,

Two years from first funding date, conversion of 250,000 shares Preferred Stock to Common Stock,

Three years from final funding date, conversion of 250,000 shares Preferred Stock to Common Stock,

Four years from final funding date, conversion of 250,000 shares Preferred Stock to Common Stock.

        At our option the stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is December 31, 2003, and if the 30-day average quoted closing price is $1 per share on December 31, 2004, Mr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of Preferred stock for a valuation conversion of 6 Common shares for each Preferred share.

        Option 2- The stock may be converted at a conversion ratio of 2 Common Shares for each Preferred share. For example, if funding date is December 31, 2003, on December 31, 2004 we may convert the 250,000 shares of Preferred stock to 500,000 shares of Common stock.

        We also agreed to issue a 5% Cash Dividend on the principle amount of the unconverted Preferred Stock, payable in Common Stock as follows:

        One year from first funding date, cash dividend in common stock,

        Two years from first funding dated, cash dividend in common stock,

        Three years from final funding date, cash dividend in common stock,

        Four years from final funding date, cash dividend in common stock.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 16, 2002, we replaced Grobstein, Horwath & Company LLP as our independent accountants and appointed Beckstead and Watts, LLP, as our independent accountants.

        The change in accountants was recommended by our executive management and approved by our board of directors. The change of accountants did not result from any dissatisfaction with the quality of professional services rendered by Grobstein, Horwath & Company LLP, as our independent accountants.

ITEM 8.A. CONTROLS AND PROCEDURES

        We are a development stage company with no revenues and during 2003 our board of directors had responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Michael Smolanoff, President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Smolanoff concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

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

Name	Age	Positions and Offices held
Michael Smolanoff	61	CEO, President, and Director
Stanley L. Teeple	55	COO, CFO, Secretary/Treasurer and Director
Bruce N. Taffet	56	Director
Johnny King	34	Director of Film Development

Duties, Responsibilities and Experience

Michael Smolanoff, age 61, is Chief Executive Officer, President and Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Pages of a Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

Stanley L. Teeple, age 55, is COO, CFO, Secretary, Treasurer and Director of the Company from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

Bruce Taffet, age 56, is a Director of the Company since April 1998. From 1979 until present Mr. Taffet has worked as an executive with United Artists Theatre Circuit. From 1995 until present, Bruce has been Executive Vice President of United Artists Theatre Circuit. Mr. Taffet has approximately 30 years experience in the entertainment industry. Starting in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers.

Johnnie King, age 34, is Director of Film Development of the Company since 1999. Mr. King is a creative talented filmmaker who has collaborated with many of the great artists of this day. His mentor, Jamal Joseph is likened to such prominent filmmakers as Spike Lee, Mattie Rich, John Singleton and Furman Lee. Since High School he has been a prolific writer, producer, and director of films. He has worked with "City Kids" under the direction of Jamal where he produced and directed short films and videos.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003, Michael Smolanoff, Stan Teeple, and Bruce Taffet filed all forms 3, forms 4 and forms 5 on a timely basis.

Audit Committee and Financial Expert

        We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

        We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

        A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

        We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

        Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the management for the Company in 2003. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

        We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2003, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

        During the fiscal year ended December 31, 2003 none of our officers or directors have received monetary compensation for their services as an officer or director, however, certain individuals did accrue salary.

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

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual	Other Annual Compensation	Restricted Stock	Options	Other
Michael Smolanoff, President	2001	$-0-	$-0-	-0-	400,000(1)	-0-	-0-
	2002	$-0-	$140,000	-0-	-0-	-0-	-0-
	2003	$-0-	$187,200	-0-	-0-	-0-	-0-

Stanley L. Teeple, Secretary/Treasurer	2001	$-0-	$-0-	-0-	400,000(1)	-0-	-0-
	2002	$-0-	$190,400	-0-	-0-	-0-	-0-
	2003	$-0-	$187,200	-0-	750,000(1)	-0-	-0-

Johnnie King, Director of Film Development	2001	$-0-	$-0-	-0-	200,000(1)	-0-	-0-
	2002	$-0-	$40,200	-0-	-0-	-0-	-0-
	2003	$-0-	$53,600	-0-	-0-	-0-	-0-

Frank McEnulty, Secretary/Treasurer (3)	2002	$-0-	$102,200	-0-	-0-	-0-	-0-
	2003	$-0-	$82,000	-0-	100,000(1) 200,000(2)	-0-	-0-

(1) Shares issued in satisfaction of accrued salaries.

(2) Issued in fulfillment of employment agreement. Mr. McEnulty is scheduled to assume Teeple's CFO duties upon Teeple's effective resignation date.

Employment Agreement

        On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty, wherein Mr. McEnulty agreed to devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple's resignation. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period. Mr. McEnulty will receive a base salary of $150,000 per year, payable in accordance with our standard payroll procedures. While working half-time the base compensation shall be $75,000 per year. Mr. McEnulty shall receive family medical insurance coverage, life insurance equal to twice the annual base salary. An auto allowance will be provided, or alternately, a leased vehicle for company related use at a cost not to exceed $600 per month plus insurance, fuel, and operating maintenance. Mr. McEnulty shall receive a one time signing bonus of $20,000 to be paid with the first regular payroll and shall also receive an initial issuance of common stock for services rendered prior to the Agreement of 200,000 shares of our common stock, which shall be subject to Rule 144 Restrictions and shall be issued upon receipt of funding of the Company and concurrent with the resignation of our present Secretary and Treasurer, Stanley Teeple. As of December 31, 2003, Mr. McEnulty has not received any compensation but has accrued salary during the year. We have issued 300,000 shares of our $0.001 par value common stock to Mr. McEnulty in satisfaction of accrued salary.

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

	Year ended December 31, 2003		Year ended December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65

Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

        The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2003, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

        The following table presents summarized information about stock options outstanding as of December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/03	Weighted Average Exercise Price

$0.25	300,000	2.50 years	$0.25	300,000	$0.25

$1.00	200,000	2.90 years	$1.25	200,000	$1.25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 6, 2004 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 9,717,348 shares of common stock outstanding.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Michael Smolanoff (2) 888 Holmdel Rd. Holmdel, NJ 07733	2,125,500	22%

Stan Teeple (3) 94 Arthur Hills Court Henderson, NV 89014	2,200,000	23%
Bruce Taffet 5644 Irish Pat Murphy Dr. Parker, Co 80134	149,000	2%
Frank McEnulty 3261 Julian Ave. Long Beach, CA 90808	340,000	3%
Johnnie King 280 Collins Ave., Apt. 5C Mt. Vernon, NY 10552	400,000	4%
Nelson Veladez Jr. 6714 Surfside Blvd. Apollo Beach, FL 33572	500,000	5%
All Directors & Officers as a Group	4,874,500	50%

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

  950,000 shares of the 2,200,000 shares are owned by Stan Teeple and his wife.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
Number
10(a)**	Employment Agreement of Frank McEnulty
10(b)***	Development Financing Agreement for "Jack London's Call of the Wild"
10(c)*	Music Duplication and Distribution Agreement with Pro Image, Inc.
10(d)*	Development Financing Agreement with O'Dea & Company, LLC
10(e)*	Investment Agreement/Preferred Stock Purchase of Michael Smolanoff
31-1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Michael Smolanoff
31-2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Stan Teeple
32-1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Michael Smolanoff
32-2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Stan Teeple

_____

* Filed herewith

** Filed in form 10-KSB on May 23, 2003

*** Filed in form 10-KSB on November 7, 2003

(b) Reports on Form 8-K - Filed in the Last Quarter

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2003, for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 and 2002 were $2,250 and $9,750, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2003, for assurance and related services by Beckstead and Watts, LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2003 were $0.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002, for professional services rendered by Beckstead and Watts, LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $0 and $0, respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002, for products and services provided by Beckstead and Watts, LLP, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN FACES EAST ENTERTAINMENT CORP.

By:/s/ Michael Smolanoff

Michael Smolanoff, President/Director

Dated: May 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
/s/ Michael Smolanoff	CEO/President	May 21, 2004
Michael Smolanoff	Director

/s/ Stanley Teeple	COO/CFO/Treasurer	May 21, 2004
Stanley L. Teeple	Secretary/Director

/s/ Bruce Taffer
Bruce Taffet	Director	May 21, 2004

TABLE OF CONTENTS

PAGE
Independent Auditors' Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Stockholders' Equity	F-4 - F-5

Statement of Cash Flows	F-6

Footnotes	F-7 - F-14

BECKSTEAD AND WATTS, LLP

Certified Public Accountants

3340 Wynn Rd., Ste. B

Las Vegas, NV 89102

702.257.1984

702.362.0540 (fax)

INDEPENDENT AUDITORS' REPORT

Board of Directors

Twin Faces East Entertainment Corporation

Las Vegas, NV

We have audited the Balance Sheets of Twin Faces East Entertainment Corporation (the "Company"), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Twin Faces East Entertainment Corporation, as of December 31, 2003 and 2002, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts, LLP

May 20, 2004

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

	December 31,
	2003	2002
Assets

Current assets:
Cash and equivalents	$ 5	$ 65
Total current assets	5	65

Fixed assets, net	-	201

Investment in Pangaea Education Systems, Inc.	-	-
Investment in Magellan International, Inc.	230,000	230,000
	$ 230,005	$ 230,266

Liabilities and Stockholders' Equity

Current liabilities:
Accrued salaries and benefits	$ 1,294,866	$ 826,915
Other accrued expenses	1,420,247	694,063
Short-term note payable	73,000	73,000
Stockholders' advances	458,749	458,749
Total current liabilities	3,246,862	2,052,727

Long-term debt	465,900	465,900

	3,712,762	2,518,627
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,717,348 and 8,527,348 shares issued and outstanding as of 12/31/03 and 12/31/02, respectively	9,717	8,527
Additional paid-in capital	1,271,328	1,136,268
(Deficit) accumulated during development stage	(4,793,827)	(3,463,181)
Prior period adjustment	30,025	30,025
	(3,482,757)	(2,288,361)
	$ 230,005	$ 230,266

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Operations

for the years ended December 31, 2003 and 2002

and for the period December 5, 1997 (inception) to December 31, 2003

	For the years ended December 31,		December 5, 1997 (inception) to December 31,
	2003	2002	2003
Pre-Operating Revenue
Interest income	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	451,156	343,228	1,317,608
Salaries and benefits	535,000	453,000	1,895,184
Travel	44,615	85,874	266,175
Automobile	62,991	50,925	249,466
Transportation	-	50,000	152,469
Miscellaneous	120	5,814	63,277
Insurance	52,426	39,873	159,849
Telephone	14,587	11,730	76,182
Office and postage	18,300	25,781	97,832
Entertainment and meals	23,808	84,868	152,413
Pre-production costs	57,996	11,777	97,797
Advertising	-	-	1,823
Depreciation and amortization	202	-	1,103
	1,261,201	1,162,870	4,531,178

Net pre-operating (loss)	(1,261,201)	(1,162,870)	(4,530,300)

Other income (expense):
Interest	(69,445)	(68,482)	(137,927)
Net (loss) before discontinued operations	(1,330,646)	(1,231,352)	(4,668,227)

(Loss) from discontinued operations	-	(125,600)	(125,600)

Net (loss)	$ (1,330,646)	$ (1,356,952)	$ (4,793,827)

Weighted average number of common shares outstanding - basic and fully diluted	$ 9,122,348	$ 8,085,682

Net (loss) per share - basic and fully diluted	$ (0.15)	$ (0.17)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2003

	Common Stock		Preferred Stock		Additional Paid-in capital	Prior Period Adjustment	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 1997	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	88,115	88			94,330			94,418
Shares issued for intellectual property rights	1,764,000	1,764			(1,764)			-
Shares issued for services - related party	1,236,000	1,236			97,054			98,290
Four-for-one stock split	9,264,345	9,264			(9,264)			-
Retirement of stock	(9,000,000)	(9,000)			9,000			-
Shares issued for cash	1,600	2			3,098			3,100
Shares issued for services - related party	57,000	57			15,568			15,625
Net (loss) for the year ended December 31, 1998							(291,749)	(291,749)
Balance, December 31, 1998	3,411,060	3,411	-	-	208,022		(291,749)	(80,316)

Shares issued for cash	44,400	44			21,826			21,870
Application of deferred offering costs					(85,625)			(85,625)
Shares issued to vendors for services	660,000	660			120,115			120,775
Shares issued for services - related party	268,889	269			155,981			156,250
Net (loss) for the year ended December 31, 1999							(651,888)	(651,888)
Balance, December 31, 1999	4,384,349	4,384	-	-	420,319		(943,637)	(518,934)

Shares issued for consulting services	100,000	100			62,400			62,500
Shares issued for legal services	33,000	33			11,309			11,342
Shares issued to satisfy accrued salaries - related party	1,000,000	1,000			199,000			200,000
Shares issued for consulting services	10,000	10			1,240			1,250
Shares issued for consulting services	100,000	100			12,400			12,500
Net (loss) for the year ended December 31, 2000							(869,315)	(869,315)
Balance, December 31, 2000	5,627,349	5,627	-	-	706,668		(1,812,952)	(1,100,657)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2001

(Continued)

	Common Stock		Preferred Stock		Additional Paid-in capital	Prior Period Adjustment	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Shares issued to acquire Pangaea Education Systems, Inc.			1,500,000	1,500				1,500
Shares issued to satisfy accrued salaries - related party	1,100,000	1,100			273,900			275,000
Shares issued for consulting services	666,666	667			59,333			60,000
Shares issued for consulting services	250,000	250			22,250			22,500
Net (loss) for the year ended December 31, 2001							(293,277)	(293,277)
Balance, December 31, 2001	7,644,015	7,644	1,500,000	1,500	1,062,151		(2,106,229)	(1,034,934)

Rescinded shares of preferred stock			(1,500,000)	(1,500)				(1,500)
Shares issued for contractual payment to acquire Magellan	500,000	500			49,500			50,000
Shares issued as employment enticement	50,000	50			4,950			5,000
Shares issued as debt enticement	333,333	333			19,667			20,000
Prior period adjustment						30,025		30,025
Net (loss) for the year ended December 31, 2002							(1,356,952)	(1,356,952)
Balance, December 31, 2002	8,527,348	8,527	-	-	1,136,268	30,025	(3,463,181)	(2,288,361)

Shares issued to satisfy accrued salaries - related party	850,000	850			98,600			99,450

Shares issued for commission expense - related party	200,000	200			19,800			20,000

Shares issued for consulting services	140,000	140			16,660			16,800

Net (loss) for the year ended December 31, 2003							(1,330,646)	(1,330,646)
Balance, December 31, 2003	9,717,348	$ 9,717	-	$ -	$ 1,271,328	$ 30,025	$ (4,793,827)	$ (3,482,757)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Cash Flows

for the years ended December 31, 2003 and 2002

and for the period December 5, 1997 (inception) to December 31, 2003

	For the years ended December 31,		December 5, 1997 (inception) to December 31,
	2003	2002	2003
Cash flows from operating activities
Net (loss)	$ (1,330,646)	$ (1,356,952)	$ (4,793,827)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation expense	202	-	1,103
Prior period adjustment	-	30,025	30,025
Shares issued for consulting services	16,800	-	492,207
Shares issued for commission expense - related party	20,000	-	20,000
Shares issued for employment enticement	-	5,000	5,000
Shares issued for debt enticement	-	20,000	20,000
Increase in accrued salaries and benefits	567,400	485,774	1,869,316
Increase in other accrued expenses	726,184	568,973	1,420,247
Net cash (used) by operating activities	(60)	(247,180)	(935,929)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Short-term note payable	-	-	73,000
Proceeds from long-term debt	-	205,000	465,900
Net cash provided by investing activities	-	205,000	357,798

Cash flows from financing activities
Stockholders' advances	-	41,855	458,749
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	41,855	578,137
Net increase (decrease) in cash	(60)	(325)	5

Cash and equivalents - beginning	65	390	-
Cash and equivalents - ending	$ 5	$ 65	$ 5

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for consulting services	$ 16,800	$ -	$ 495,332
Number of shares issued for consulting services	140,000	-	2,604,889
Shares issued to satisfy accrued salaries - related party	$ 99,450	$ -	$ 299,450
Number of shares issued to satisfy accrued salaries - related party	850,000	-	1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of preferred shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ 5,000	$ 5,000
Number of shares issued for employment enticement	-	50,000	50,000
Shares issued for debt enticement	$ -	$ 20,000	$ 20,000
Number of shares issued for debt enticement	-	333,333	333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ 50,000	$ 50,000
Shares issued for contractual payment to acquire Magellan	-	500,000	500,000
Shares issued for commission expense	$ 20,000	$ -	$ 20,000
Number of shares issued for commission expense	200,000	-	200,000

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2003.

Equipment

Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

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

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146), which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2003. The adoption of this standard will not have a significant impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

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

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $4,793,827. Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

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

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $4,793,827 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss has been fully reserved at December 31, 2003.

Note 4 - Equipment

Equipment consists of computer equipment costing $1,102. No additional equipment was purchased during the year ended December 31, 2003.

Depreciation expense was $202 and $-0- for the years ended December 31, 2003 and 2002, respectively.

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

Note 5 - Investments

The Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2003, $127,000 has been advanced to Magellan and the Company issued 500,000 shares of its $0.001 par value common stock. The Company has accrued $73,000 as a "short-term" note payable for the remaining balance due.

Note 6 - Accrued salaries and benefits

Accrued salaries and benefits totaling $1,294,866 are due to officers & employee of the Company.

The Company recorded $535,000 and $453,000 in salaries and benefits expense for the years ending December 31, 2003 and 2002, respectively.

Note 7 - Notes payable

On October 21, 2001, the Company's Board of Directors accepted three separate loan agreements at $110,000 each funded in October 2001, November 2001, and April 2002. Each loan bears interest at 20%, and is payable in either cash of $132,000, or $154,000 worth of the Company's $0.001 par value restricted common stock on an annual basis. Additional consideration includes 333,333 shares per note of the Company's $0.001 par value common stock bearing the Rule 144 restriction. As of December 31, 2003, 333,333 shares of common stock were issued and held by the Company in expectation of funds from the third loan.

The Company has recorded $69,445 and $68,482 in interest expense for the years ending December 31, 2003 and 2002, respectively.

Note 8 - Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings (see Note 2).

Note 9 - Related party transactions

An officer of the Company is being reimbursed by the Company for office supplies and overhead at the rate of $450 per month and another officer is being reimbursed by the Company for overhead at the rate of $570 per month. As of December 31, 2003, the Company has accrued $12,240 in expenses to be reimbursed to the two officers.

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

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

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

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

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

During the year ended December 31, 2003, the Company issued 850,000 shares of its $0.001 par value common stock to two Company officers in satisfaction of accrued salaries totaling $99,450.

During the year ended December 31, 2003, the Company issued 200,000 shares of its $0.001 par value common stock to a Company officer in satisfaction of commissions totaling $20,000.

During the year ended December 31, 2003, the Company issued 140,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $16,800.

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

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes

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

	Year ended December 31, 2003		Year ended December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

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

Twin Faces East Entertainment Corporation

(A Development Stage Company)

Notes
	Year ended December 31, 2003	Year ended December 31, 2002
Net loss available To common stockholders:
As reported	$(1,330,646)	$(1,356,952)
Pro Forma	$(1,330,646)	$(1,356,952)

The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2003, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions : dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2003.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Avergage Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/03	Weighted Average Exercise Price

$0.25	300,000	2.50 years	$0.25	300,000	$0.25

$1.00	200,000	2.90 years	$1.25	200,000	$1.25

Note 11 - Commitments

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.