Form 10QSB
period 2004-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2004-05-21
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-25415

Twin Faces East Entertainment Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	94-3326901
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

94 Arthur Hills Court
Henderson, Nevada	89074
(Address of Principal Executive Offices)	(Zip Code)

(702) 617-8832

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 9,717,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes               No     X

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets

Current assets:
Cash and equivalents	$ (5)	$ 5
Total current assets	(5)	5

Fixed assets, net	-

Other noncurrent assets	230,000	230,000
	$ 229,995	$ 230,005

Liabilities and Stockholders' Equity

Current liabilities:
Accrued salaries and benefits	$ 1,436,715	$ 1,294,866
Other accrued expenses	1,499,798	1,420,247
Short-term note payable	73,000	73,000
Stockholders' advances	458,749	458,749
Total current liabilities	3,448,262	3,246,862

Long-term debt	465,900	465,900

	3,934,162	3,712,762
Stockholders' equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares no shares issued and outstanding	-	-

Common stock, $.001 par value, authorized 20,000,000 shares; 9,717,348 issued and outstanding at 3/31/04 and 12/31/03	9,717	9,717

Additional paid-in capital	1,271,328	1,271,328
(Deficit) accumulated during development stage	(5,015,237)	(4,793,827)
Prior period adjustment	30,025	30,025
	(3,704,168)	(3,482,756)
	$ 229,995	$ 230,005

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three months ended March 31, 2004

and for the period December 5, 1997 (inception) to March 31, 2004

	For the three months ended March 31,		December 5, 1997, (inception) to March 31,
	2004	2003	2004
Pre-Operating Revenue
Interest and Sales income	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	18,000	25,525	1,335,608
Salaries and benefits	133,750	133,750	2,028,934
General and administrative	52,347	56,285	1,369,630
Depreciation and amortization	-	-	1,103
	204,097	215,560	4,735,275

Net pre-operating (loss)	(204,097)	(215,560	(4,734,397)

Other income (expenses):
Interest	(17,314)	(17,123)	(155,241)
Net (loss) before discontinued operations	(221,411)	(232,683)	(4,889,638)

(Loss) from discontinued operations	-	-	(125,600)

Net (loss)	$ (221,411)	$ (232,683)	$ (5,015,238)

Weighted average number of
common shares outstanding - basic and fully diluted	9,717,348	8,085,682

Net (loss) per share before discontinued operations	$ (0.02)	$ (0.03)
Net (loss) per share from discontinued operations	0.00	0.00
Net (loss) per share - basic and fully diluted	$ (0.02)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the three months ended March 31, 2004

and for the period December 5, 1997 (inception) to March 31, 2004

	For the three months ended March 31,		December 5, 1997, (inception) to March 31,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$ (221,411)	$ (232,683)	$ (5,015,238)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation expense	-	-	1,103
Prior period adjustment	-	-	30,025
Shares issued for consulting services	-	-	492,207
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Increase in accrued salaries and benefits	141,850	141,850	2,011,165
Increase in other accrued expenses	79,551	90,803	1,499,798
Net cash (used) by operating activities	(10)	(30)	(935,940)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Short-term note payable	-	-	73,000
Proceeds from long-term debt	-	-	465,900
Net cash provided by investing activities	-	-	357,798

Cash flows from financing activities
Stockholders' advances	-	-	458,749
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	-	578,137
Net increase (decrease) in cash	(10)	(30)	(5)

Cash and equivalents - beginning	5	65	-
Cash and equivalents - ending	$ (5)	$ 35	$ (5)

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for consulting services	$ -	$ -	$ 495,332
Number of shares issued for consulting services	-	-	2,604,889
Shares issued to satisfy accrued salaries - related party	$ -	$ -	$ 299,450
Number of shares issued to satisfy accrued salaries - related party	-	-	1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of preferred shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	-	-	333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000
Shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	-	-	200,000

The accompanying notes are an integral part of these financial statements.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(a development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended March 31, 2004 of $5,015,238. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Significant changes in the number of employees. We have 6 employees. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire additional full time staff members for the company.

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

Item 3. Controls and Procedures

We are a development stage company with no revenues during the period covered by this quarterly report. Our board of directors had responsibility for our internal controls and procedures over our financial reporting.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

As of January 5, 2004, we cancelled the 29,595 shares of preferred series B stock issued to Mercatus & Partners, Ltd. due to their inability to fulfill their agreement with us.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

Exhibits

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

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Registrant)

By: /s/ Stanley L. Teeple

Stanley L. Teeple, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: May 21, 2004