Form 10QSB
period 2004-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2004-08-20
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes   X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 9,717,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes ____ No   X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets

Current assets:
Cash and equivalents	$ -	$ 5
Total current assets	-	5

Fixed assets, net	-

Other non-current assets	230,000	230,000
	$ 230,000	$ 230,005

Liabilities and Stockholders' Equity

Current liabilities:
Cash deficit	$ 5	$ -
Accrued salaries and benefits	1,578,565	1,294,866
Other accrued expenses	1,591,180	1,420,247
Short-term note payable	73,000	73,000
Stockholders' advances	458,749	458,749
Total current liabilities	3,701,498	3,246,862

Long-term debt	465,900	465,900

	4,167,398	3,712,762
Stockholders' equity:
Preferred stock, $.001 par value, authorized 5,000,000 shares no shares issued and outstanding	-	-

Common stock, $.001 par value, authorized 20,000,000 shares; 9,717,348 issued and outstanding at 6/30/04 and 12/31/03	9,717	9,717

Additional paid-in capital	1,271,328	1,271,328
(Deficit) accumulated during development stage	(5,218,444)	(4,793,827)
	(3,937,399)	(3,482,756)
	$ 230,000	$ 230,005

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three months and six months ended June 30, 2004 and 2003 and for the period December 5, 1997 (inception) to June 30, 2004

	For the three months ended June 30,		For the six months ended June 30,		December 5, 1997 (inception) to June 30,
	2004	2003	2004	2003	2004
Pre-Operating Revenue
Interest Income	$ -	$ -	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	37,766	344,420	55,766	369,945	1,373,374
Salaries and benefits	133,750	133,750	267,500	267,500	2,162,684
General and administrative	44,402	77,647	96,749	133,932	1,394,032
Depreciation and amortization	-	-	-	-	1,103
	215,918	555,817	420,015	771,377	4,951,193

Net pre-operating (loss)	(215,918)	(555,817)	(420,015)	(771,377)	(4,950,315)

Other income (expenses):
Interest	(17,314)	(17,314)	(34,627)	(34,437)	(172,555)
Net (loss) before discontinued operations	(233,232)	(573,131)	(454,643)	(805,814)	(5,122,870)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (233,232)	$ (573,131)	$ (454,643)	$ (805,814)	$ (5,248,470)

Weighted average number of
common shares outstanding - basic and fully diluted	9,717,348	8,831,515	9,717,348	9,052,348

Net (loss) per share before discontinued operations	$ (0.02)	$ (0.06)	$ (0.05)	$ (0.09)
Net (loss) per share from discontinued operations	0.00	0.00	0.00	0.00
Net (loss) per share - basic and fully diluted	$ (0.02)	$ (0.06)	$ (0.05)	$ (0.09)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the six months ended June 30, 2004

and for the period December 5, 1997 (inception) to June 30, 2004

	For the six months ended June 30,		December 5, 1997 (inception) to June 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$ (454,643)	$ (805,814)	$ (5,248,470)
Depreciation	-	-	1,103
Prior period adjustment	-	-	30,025
Shares issued for consulting services	-	119,450	492,207
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Increase in accrued salaries and benefits	283,700	326,100	2,153,015
Increase in other accrued expenses	170,933	360,204	1,591,180
Net cash (used) by operating activities	(10)	(60)	(935,940)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Short-term note payable	-	-	73,000
Proceeds from long-term debt	-	-	465,900
Payments on long-term debt	-	-	-
Net cash provided by investing activities	-	-	357,798

Cash flows from financing activities
Stockholders' advances	-	-	458,749
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	-	578,137
Net increase (decrease) in cash	(10)	(60)	(5)

Cash and equivalents - beginning	5	65	-
Cash and equivalents - ending	$ (5)	$ 5	$ (5)

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for consulting services	$ -	$ -	$ 495,332
Number of shares issued for consulting services	-	-	2,604,889
Shares issued for salaries - related party	$ -	$ -	$ 299,450
Number of shares issued for salaries - related party	-	-	1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	-	-	333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000
Shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	-	-	200,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its operations, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended June 30, 2004 of $5,248,470. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Notes Payable

The Company accrued $34,627 in interest expense during the period ended June 30, 2004.

Note 4 - Related party

The Company accrued a total of $283,700 in salaries and benefits owed to its officers and directors during the six months ended June 30, 2004.

The Company accrued a total of $170,933 in other expenses owed to its officers and directors during the six months ended June 30, 2004.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Plan of Operation

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

Plan of Operation

        During the next twelve months we will continue to focus our efforts on our development of four primary properties, including, "Pages From A Rabbit Journal", "The Town That Arrested Santa Claus", and the "Einstein" property. We are also working on the production of a new feature film, "A Real Man", written by Johnnie King; however actual production will not commence until we have sufficient capital for production and marketing.

Satisfaction of our cash obligations for the next 12 months.

        Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to raise at least $800,000 in equity or debt financing (minimal cash requirement) to continue in operation for the next 12 months.

Investment Agreement and Promissory Note

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

        At our option the preferred stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is December 31, 2003, and if the 30-day average quoted closing price is $1 per share on December 31, 2004, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

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

                Payable as $400,000 worth of 144 restricted stock or $400,000 cash

        Interest due two years from funding date-

                Payable as $400,000 worth of 144 restricted stock or $400,000 cash

        Interest due three years from funding date-

                Payable as $400,000 worth of 144 restricted stock or $400,000 cash

        Interest due four years from funding date-

                Payable as $400,000 worth of 144 restricted stock or $400,000 cash

        At the principal due date of the note, we agree to pay to Mr. King, at our option either $4,400,000 cash or $4,800,000 worth of 144 restricted stock.

        We may prepay the promissory note at any time, without penalty, by delivery of the principal amount in cash and appropriate pro-rata interest as prescribed above.

        As of the date of this filing we have not yet received any funds from Mr. King. Upon receipt of funds we will file a Form 8-K.

Investment Agreement/Preferred Stock Purchase

        On November 11, 2003, we executed an Investment Agreement/Preferred Stock Purchase with Michael Smolanoff, our President, wherein he agreed to make a direct cash investment into the Company as a result of proceeds from his pending Bronx County New York legal action ("lawsuit"). The first funding date of the investment will be no later than 30 days after the first receipt of funds from the lawsuit and the final funding date shall be no later than 30 days after the final payment from the lawsuit. The amount of the investment is the lesser of four million dollars ($4,000,000) or fifty percent (50%) of the total amount received from the lawsuit. Within 30 days of the first funding date, we will issue one million (1,000,000) shares of our Series C Preferred Stock to Dr. Smolanoff. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years.

        The preferred stock shall be converted to common stock in the Company on the following dates:

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

        At our option the stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is December 31, 2003, and if the 30-day average quoted closing price is $1 per share on December 31, 2004, Dr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of Preferred stock for a valuation conversion of 6 Common shares for each Preferred share.

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

        As of the date of this filing we have not yet received any funds from Dr. Smolanoff. Upon receipt of funds we will file a Form 8-K.

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

        Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources and persons affiliated with the Company. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

        We have 5 employees. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire additional full time staff members for the company.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Twin Faces has historically lost money and losses may continue in the future, which may cause us to curtail operations.

        Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2003 and December 31, 2002 we incurred net losses of $1,330,646 and $1,356,952 respectively. Our accumulated deficit at the end of June 30, 2004 was $(5,218,444). Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Twin Faces will need to raise additional capital or debt funding to sustain operations.

        We will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations.

        We have been the subject of a going concern opinion for the years ended December 31, 2003 and December 31, 2002 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

        Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2003 and December 31, 2002, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, anticipated from our operations and from the investment agreement and promissory note with Johnnie King for an investment of $8,000,000 in combination of preferred stock and debt. Also, from an investment agreement with Michael Smolanoff for an investment of $4,000,000 upon settlement of a lawsuit in his favor.

We are subject to a working capital deficit, which means that our current assets on December 31, 2003 and for the Quarter ended June 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

        We had a working capital deficit for the year ended December 31, 2003 and for the Quarter ended June 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $3,246,857 and by $3,701,498 on June 30, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on June 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

        Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

        Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We could fail to attract or retain key personnel, which could be detrimental to our operations.

        Our success largely depends on the efforts and abilities of key executives, including Michael Smolanoff Ph.D., our Chief Executive Officer. The loss of the services of Dr. Smolanoff could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Smolanoff. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Our limited operating history makes it difficult to forecast our future results.

        As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

Item 3. Controls and Procedures.

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

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Michael Smolanoff, President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Dr. Smolanoff concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

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

By: /S/Stanley L. Teeple

Stanley L. Teeple, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: August 19, 2004