Form 10QSB
period 2004-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2004-11-22
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25415

Twin Faces East Entertainment Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	94-3326901
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2857 Hartwick Pines Dr.
Henderson, Nevada	89052
(Address of Principal Executive Offices)	(Zip Code)

(702) 617-8832

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 9,717,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

September 30, 2004 Unaudited)
Assets

Current assets:
Cash and equivalents	$ -
Total current assets	-

Fixed assets, net

Other noncurrent assets	230,000
$ 230,000
Liabilities and Stockholders' Equity

Current liabilities:
Cash deficit	$ 10
Accrued salaries and benefits	1,606,265
Other accrued expenses	1,638,318
Stockholders' advances	458,899
Total current liabilities	3,703,492

Long-term debt	485,900

4,189,392
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding	-

Common stock, $0.001 par value, authorized 20,000,000 shares; 9,717,348 issued and outstanding at 9/30/04	9,717

Additional paid-in capital	1,271,328
(Deficit) accumulated during development stage	(5,270,462)
Prior period adjustment	30,025
(3,959,392)
$ 230,000

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three months and nine months ended September 30, 2004 and 2003 and for the period December 5, 1997 (inception) to September 30, 2004

	For the three months ended September 30,		For the nine months ended September 30,		December 5, 1997 (inception) to September 30, 2004
	2004	2003	2004	2003
Pre-Operating Revenue
Interest Income	$ -	$ -	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	5,850	26,487	(37,404)	396,432	1,379,224
Salaries and benefits	25,000	133,750	292,500	401,250	2,187,684
General and administrative	72,508	79,642	169,257	213,574	1,486,540
Depreciation and amortization	-	-	-	-	1,103
	103,358	239,879	424,353	1,011,256	5,054,551

Net pre-operating (loss)	(103,358)	(239,879)	(424,353)	(1,011,256)	(5,053,673)

Other income (expenses):
Gain on forgiveness of debt	98,870				98,870
Interest	(17,504)	(17,504)	(52,131)	(51,941)	(190,059)
Total other income (expense)	81,366	(17,504)	(52,131)	(51,941)	(91,189)

Net (loss) before discontinued operations	(21,992)	(257,383)	(476,485)	(1,063,197)	(5,144,862)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (21,992)	$ (257,383)	$ (476,485)	$ (1,063,197)	$ (5,270,462)

Weighted average number of common shares outstanding - basic and fully diluted	9,717,348	9,647,348	9,717,348	9,122,348

Net (loss) per share before discontinued operations	$ (0.00)	$ (0.03)	$ (0.05)	$ (0.12)
Net (loss) per share from discontinued operations	0.00	0.00	0.00	0.00
Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.03)	$ (0.05)	$ (0.12)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the nine months ended September 30, 2004

and for the period December 5, 1997 (inception) to September 30, 2004

	For the nine months ended September 30,		December 5, 1997 (inception) to September 30, 2004
	2004	2003
Cash flows from operating activities
Net (loss)	$ (476,485)	$ (1,063,197)	$ (5,270,462)
Depreciation	-	-	1,103
Prior period adjustment	-	-	30,025
Shares issued for consulting services		119,450	492,207
Shares issued for commission expense - related party			20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Increase in accrued salaries and benefits	311,399	326,100	2,180,715
Increase in other accrued expenses	218,071	600,797	1,638,318
Net cash (used) by operating activities	52,985	(16,850)	(883,094)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Short-term note payable	(73,000)	-	-
Proceeds from long-term debt	20,000	-	485,900
Payments on long-term debt	-	-	-
Net cash provided by investing activities	(53,000)	-	304,797

Cash flows from financing activities
Stockholders' advances	-	-	458,899
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	-	578,287
Net increase (decrease) in cash	(15)	(16,850)	(10)

Cash and equivalents - beginning	5	65	-
Cash and equivalents - ending	$ (10)	$ 15	$ (10)

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for consulting services	$ -	$ -	$ 495,332
Number of shares issued for consulting services			2,604,889
Shares issued for salaries - related party	$ -	$ -	$ 299,450
Number of shares issued for salaries - related party			1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.			1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement			50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement			333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000
Shares issued for contractual payment to acquire Magellan			500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	-	-	200,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended September 30, 2004 of $5,270,462. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Notes Payable

The Company accrued $52,131 in interest expense during the nine-month period ending September 30, 2004.

Note 4 - Related party

The Company accrued a total of $311,339 in salaries and benefits owed to its officers and directors during the nine months ended September 30, 2004.

The Company accrued a total of $218,071 in other expenses owed to its officers and directors during the nine months ended September 30, 2004.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 5 - Gain on debt forgiveness

On August 11, 2004, the Company negotiated the termination of its agreement for consulting services. in the amount of $36,000. All services rendered have previously been accrued and expensed by the Company.

On September 30, 2004, the Company terminated consulting agreement due to non-performance in the amount of $53,000. All services rendered have previously been accrued and expensed by the Company.

During the period ended September 30, 2004, the Company eliminated $9,870 previously disputed accrued legal fees. In the processes of negotiating the disputed fees, the legal firm discontinued operations. The Company has attempted to locate a successor firm and or estate but has been unable to locate any concerned parties.

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

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Plan of Operation

During the next twelve months we will continue to focus our efforts on our development of four primary properties, including, "Pages From A Rabbit Journal", "The Town That Arrested Santa Claus", "Einstein" property, and the production of a new feature film, "A Real Man", written by Johnnie King, our Director of Film Development; however actual production will not commence until we have sufficient capital for production and marketing.

We have recently finished "The Town That Arrested Santa Claus", a fully illustrated children's story book narrative in animation, with the assistance of Pro Image, Inc. ("PI"), a New York corporation. We have a five year Music Duplication and Distribution Agreement with PI, executed on October 20, 2003. We are also working on the documentary "Einstein The Real Man" with PI and plan to have it completed by the 2nd quarter of 2005. The Einstein properties are the result of Dr. Smolanoff's acquisition of original 16mm film footage of rare moments such as family vacation when Einstein wrote the fateful letter to Franklin D. Roosevlet that led to the Manhattan Project.

On August 11, 2004, we negotiated the termination of the Development Financing Agreement with O'Dea & Company LLC regarding consulting services in the amount of $36,000.

On September 30, 2004, we terminated our consulting agreement with Magellan Concepts International, Inc. due to non-performance in the amount of $53,000.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to raise at least $800,000 in equity or debt financing (minimal cash requirement) to continue in operation for the next 12 months.

Investment Agreement and Promissory Note

On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20th agreement. On November 16, 2004, we amended that agreement to extend the funding dates until September 29, 2005. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of series C preferred stock of the Company to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

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

At our option the preferred stock shall be converted according to either of the following:

Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common stock issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is December 31, 2003, and if the 30-day average quoted closing price is $1 per share on December 31, 2004, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is December 31, 2003, on December 31, 2004 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

On June 20, 2003, we executed a Promissory Note with Johnnie King, our Director of Film Development for the principal amount of $4,000,000. On September 29, 2003, we executed a new Promissory Note to extend the funding dates under the note. On November 16, 2004, we amended that agreement to extend the funding date until September 29, 2005 and the due date is on or before five years from the funding date. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum as prescribed below. The sum and interest shall be paid in the manner following:

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

We have 5 employees. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire additional full time staff members.

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

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2003 and December 31, 2002 we incurred net losses of $1,330,646 and $1,356,952 respectively. Our accumulated deficit at the end of September 30, 2004 was $5,270,462. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2003 and for the Quarter ended September 2004, were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2003 and for the quarter ended September 30, 2004, which means that our current liabilities exceeded our current assets on December 31, 2003 by $3,246,857 and by $3,703,492 on September 30, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, and on September 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Our success largely depends on the efforts and abilities of key executives, including Michael Smolanoff Ph.D., our Chief Executive Officer. The loss of the services of Dr. Smolanoff could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management attention away from operational issues. We presently do not maintain key-man life insurance policies on Dr. Smolanoff. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our officers and directors evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our officers and directors concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: November 22, 2004