Form 10KSB
period 2004-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2005-02-23
CIK 1074865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25415

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Name of small business issuer in its charter)

Nevada	94-3326901
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2857 Hartwick Pines Dr.
Henderson, Nevada, USA	89052
(Address of principal executive offices)	(zip code)

Issuer's telephone number including area code: (702) 617-8832

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No _____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year ended December 31, 2004. $-0-.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of January 28, 2005 was $583,040.88 based on a share value of $0.06.

        The number of shares of Common Stock, $0.001 par value, outstanding on January 28, 2005, was 9,717,348 shares.

        Transitional Small Business Disclosure Format (check one): Yes           No    X

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART I	Pages
Item 1.	Description of Business.	2
Item 2.	Description of Property.	6
Item 3.	Legal Proceedings.	6
Item 4.	Submission of Matters to a Vote of Security Holders.	6

PART II

PART III

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

        In this filing references to "Twin Faces," "Company," "we," "our," and/or "us," refers to Twin Faces East Entertainment Corporation.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(a) Business Development

        Twin Faces East Entertainment Corporation was incorporated under the laws of the State of Delaware on December 5, 1997 and re-incorporated under the laws of the State of Nevada on June 17, 1998.

        We have an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2004 there were 9,717,348 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2004 there were no preferred shares outstanding.

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Our cash position may be inadequate to pay all of the costs associated with developing, production and marketing of projects. We have incurred losses of $5,630,192 from inception. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

"Pages From A Rabbit Journal"™

        "Pages From A Rabbit Journal"™, a children's book and future film script was created by Dr. Smolanoff. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message.

"The Town That Arrested Santa Claus"™

        "The Town That Arrested Santa Claus"™ . A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, CD and may become a television animated special.

"Hidden Treasures of the World"™

        This is a series of one hour, made for television specials, showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary "St. Lavra" from Kiev Russia is complete and ready for distribution.

"A Real Man"™

        "A Real Man" is a story of a band of African American brothers, growing up in the ghetto with hard choices to be made. The lead character needs to decide the future of his unborn child with his girlfriend- giving up the ways of the street or to let them both (mother & child) go and allow them to grow up as he did- fatherless. This script was written by Johnnie King, Director of Film Development of the Company. This project has been reviewed with various outside funding sources and is a project in negotiation process with the Company. Actual production will not commence until we have sufficient capital for production and marketing.

"Sunday In Manhattan"

        "Sunday in Manhattan" is a new and original live action, feature length, sound and talking motion Product in color, recorded originally in the English language, telling a complete and continuous story, with all necessary dialogue, music, lyrics and sound effects.

"The Call of the Wild"

        "The Call of the Wild" is a 13 episode made for TV series of certain chapters from the famous book written by Jack London of the same name. It is the stories of the early settlers in the Alaska and Canadian wilderness and their struggles with nature and the elements. We have had negotiation discussions with the owners of the series who are looking for funding to advance the series to 26 weeks for a full TV season and sell or license the production. Given the cost of the development, we see this as a second tier project looking for outside financing and we do not consider it likely in our production development schedule in the foreseeable future.

Music Duplication and Distribution Agreement

        On October 20, 2003, we entered into a Music Duplication and Distribution Agreement with Pro Image, Inc. ("PI") a New York corporation, relating to the duplication and distribution of a music, narrated CD titled "The Town That Arrested Santa Claus" ("Santa"), written by Michael Smolanoff, President of the Company, and owned by the Company. PI agreed to duplicate and place into distribution a CD of Santa and provide all services and personnel necessary and appropriate to render such duplication services; and all materials required for the scheduled duplication and delivery of the completed CD. PI agreed to provide the following services related to the program:

A. CD cover and script and/or lyrics as provided by us

B. Packaging, marketing and sales in English (only)

C. Best efforts distributing through associates and contacts in USA (only)

        The term of the agreement commenced on October 20, 2003 and will continue for a period of five years. We agreed to split Adjusted Gross Income equally (50/50) with PI.

Writer Development Agreement

        On September 20, 2004, we entered into a Writer Development Agreement with Damian Lanfranchi, wherein Mr. Lanfranchi agreed to perform writing services for our proposed Einstein Project. Conditioned upon Mr. Lanfranchi's full performance, we agreed to compensate Mr. Lanfranchi with a one-time advance against royalty payments of $2,500 upon receipt of funding equal to or greater than $2 million from any source, a one-time stock issuance of 10,000 shares of our common stock and royalty payments of 5% of the net profits received if a motion picture is made and sold, and/or a DVD/video released, and/or a book is published based on Mr. Lanfranchi's work. Royalty fees will be paid at the end of each quarter after receipt of monies and offset against the advance of $2,500. As of the date of this filing, we have not issued the 10,000 shares to Mr. Lanfranchi. A copy of the agreement is attached hereto as an exhibit.

Distribution Agreement -Sunday In Manhattan

        On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, ("Producer") with reference to the live musical production presently entitled "Sunday in Manhattan" (the "Product") and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer's fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. A copy of the agreement is attached hereto as an exhibit.

Market Overview

        Management believes that, for the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then we will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause us to become insolvent.

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

        Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for "Pages from a Rabbit Journal"™ , "The Town That Arrested Santa Claus"™, the Einstein properties and the "St. Lavra" documentary properties. There can be no assurance that we will obtain any copyright protection or that such protection will be of commercial benefit to us.

Personnel

        In addition to our officers and directors we had 2 employees as of December 31, 2004, none of which received cash compensation, but did accrue salaries during the first two quarters of the year. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence.

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

Consultant

        On November 11, 2004, we executed a Consulting Agreement with Bart Pellegrino. Mr. Pellegrino has worldwide connections and networking contacts in development and project distribution in the family entertainment business in particular for our projects "The Town That Arrested Santa", and "Einstein, the Real Man". Mr. Pellegrino will provide us with consulting services for the development and distribution of our intellectual properties. We agreed to compensate Mr. Pellegrino $100,000 in fees payable the earlier of receipt of funds from our Promissory Notes in any amount or from funding received from any outside source in the amount of $500,000 or greater and we agreed to issue Mr. Pellegrino 175,000 shares of our restricted common stock. The term of the agreement is from November 11, 2004 until May 31, 2005, at which time all obligations under the agreement will cease, provided Mr. Pellegrino is paid in full. The payment date of the agreement is February 28, 2005, and in the event Mr. Pellegrino is not paid in full, additional consulting fees will be accrued until fully paid at the rate of $5,000 per month commencing March 1, 2005. As of the date of this filing the 175,000 shares have not been issued to Mr. Pellegrino. A copy of the agreement has been attached hereto as an exhibit.

ITEM 2.     DESCRIPTION OF PROPERTY.

        We do not lease or rent any property. Office services are provided at a nominal fee by a director. Such costs are deemed immaterial to the financial statements and, accordingly, have not been reflected as an expense to us.

ITEM 3.     LEGAL PROCEEDINGS.

        We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

        Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "TFAC". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	0.15	0.04	0.225	0.061
2nd Quarter	0.10	0.04	0.15	0.05
3rd Quarter	0.04	0.04	0.17	0.06
4th Quarter	0.13	0.04	0.18	0.07

(b) Holders of Common Stock

        As of January 28, 2005, we had approximately 54 stockholders of record of the 9,717,348 shares outstanding. The closing bid stock price on January 28, 2005 was $0.06.

(c) Dividends

        We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

        We currently maintain two stock option plans to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. These stock option plans were adopted in 1998 and 2000 and have not been approved by our stockholders. The following table sets forth information as of December 31, 2004 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

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

ITEM 6.     PLAN OF OPERATION.

        This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our projects, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Plan of Operation

        During the next twelve months we plan to focus our efforts on our development and production of our four primary properties, including, "Pages From A Rabbit Journal", "The Town That Arrested Santa Claus", the "Einstein" property, and "A Real Man".

        We have recently finished "The Town That Arrested Santa Claus", a fully illustrated children's story book narrative in animation, with the assistance of Pro Image, Inc. ("PI"), a New York corporation. We are working to have this fully illustrated children's story in distribution for Christmas 2005. Additionally, we are currently working on our Einstein documentary with several distributors and hope to have a release in 2005.

        On August 11, 2004, we negotiated the termination of the Development Financing Agreement with O'Dea & Company LLC regarding consulting services in the amount of $36,000.

        On September 30, 2004, we terminated our consulting agreement with Magellan Concepts International, Inc. due to non-performance in the amount of $53,000.

        On November 11, 2004, we executed a Consulting Agreement with Bart Pellegrino. Mr. Pellegrino has worldwide connections and networking contacts in development and project distribution in the family entertainment business in particular for our projects "The Town That Arrested Santa", and "Einstein, the Real Man". Mr. Pellegrino will provide us with consulting services for the development and distribution of our intellectual properties. We agreed to compensate Mr. Pellegrino $100,000 in fees payable the earlier of receipt of funds from our Promissory Notes in any amount or from funding received from any outside source in the amount of $500,000 or greater and we agreed to issue Mr. Pellegrino 175,000 shares of our restricted common stock. The term of the agreement is from November 11, 2004 until May 31, 2005, at which time all obligations under the agreement will cease, provided Mr. Pellegrino is paid in full. The payment date of the agreement is February 28, 2005, and in the event Mr. Pellegrino is not paid in full, additional consulting fees will be accrued until fully paid at the rate of $5,000 per month commencing March 1, 2005. As of the date of this filing the 175,000 shares have not been issued to Mr. Pellegrino. A copy of the agreement has been attached hereto as an exhibit.

        Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. We are anticipating receipt of the funds by March 2005. If and when we receive the funds we will file a Form 8-K. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor.

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

        Significant changes in the number of employees. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Investment Agreement and Promissory Note

        On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20th agreement. On November 16, 2004, we amended that agreement to extend the funding dates until September 29, 2005. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of our series C preferred stock to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

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

        At our option the preferred stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common stock issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is March 31, 2005, and if the 30-day average quoted closing price is $1 per share on March 31, 2006, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

        Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is March 31, 2005, on March 31, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

        On June 20, 2003, we executed a Promissory Note with Johnnie King, our Director of Film Development for the principal amount of $4,000,000. On September 29, 2003, we executed a new Promissory Note to extend the funding dates under the note. On November 16, 2004, we amended that agreement to extend the funding date until September 29, 2005 and the due date is on or before five years from the funding date. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum as prescribed below. The sum and interest shall be paid in the following manner:

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

Investment Agreement/Preferred Stock Purchase

        On November 11, 2003, we executed an Investment Agreement/Preferred Stock Purchase with Michael Smolanoff, Ph.D., our President, wherein he agreed to make a direct cash investment into the Company as a result of proceeds from his pending Bronx County New York legal action ("lawsuit"). The first funding date of the investment will be no later than 30 days after the first receipt of funds from the lawsuit and the final funding date shall be no later than 30 days after the final payment from the lawsuit. The amount of the investment is the lesser of four million dollars ($4,000,000) or fifty percent (50%) of the total amount received from the lawsuit. Within 30 days of the first funding date, we will issue one million (1,000,000) shares of our series C preferred Stock to Dr. Smolanoff. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years.

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

        At our option the stock shall be converted according to either of the following:

        Option 1- Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is March 31, 2005, and if the 30-day average quoted closing price is $1 per share on March 31, 2006, Dr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

        Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if funding date is March 31, 2005, on March 31, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock.

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

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and produce projects, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Twin Faces has historically lost money and losses may continue in the future, which may cause us to curtail operations.

        Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and December 31, 2003 we incurred net losses of $836,365 and $1,330,646 respectively. Our accumulated deficit at the end of December 31, 2004 was $(5,630,192). Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

Twin Faces will need to raise additional capital or debt funding to sustain operations.

        We will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to establish revenues. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We have substantially curtailed our operations in anticipation of receiving $8 million pursuant to an investment agreement and promissory note with Johnnie King, Director of Film Development. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations.

        Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and December 31, 2003, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months based on funds from our operations and from the investment agreement and promissory note with Johnnie King for an investment of $8,000,000 in combination of preferred stock and debt. Also, from an investment agreement with Michael Smolanoff for an investment of up to $4,000,000 upon settlement of a lawsuit in his favor. If we do not receive the funds, as referred, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

        We had a working capital deficit for the year ended December 31, 2004, which means that our current liabilities exceeded our current assets on December 31, 2004 by $3,833,221. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be a low priced "Penny Stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

        Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

ITEM 7.     FINANCIAL STATEMENTS.

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.     CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, Michael Smolanoff, our Chief Executive Officer, and Stanely L. Teeple, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Dr. Smolanoff and Mr. Teeple concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

        Not applicable.

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

Name	Age	Positions and Offices held
Michael Smolanoff, Ph.D.	62	CEO, President, and Director
Stanley L. Teeple	56	COO, CFO, Secretary/Treasurer and Director
Bruce N. Taffet	57	Director
Johnny King	36	Director of Film Development

Duties, Responsibilities and Experience

        Michael Smolanoff, age 62, is Chief Executive Officer, President and Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children's programs, and works for the theatre. He is listed in the International Who's Who of music, Who's Who in America, Men of Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the "Pages of a Rabbit Journal" and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

        Stanley L. Teeple, age 56, is COO, CFO, Secretary, Treasurer and Director of the Company from March, 1997 to present. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan's 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg's USA, Warner Lambert and Premiere Innovations, Inc.

        Bruce Taffet, age 57, is a Director of the Company since April 1998. From 1979 until present Mr. Taffet had worked as an executive within the Entertainment Industry. From 1995 until 2004, Bruce has been Executive Vice President of United Artists Theatre Circuit Regal Entertainment Group. Mr. Taffet has approximately 30 years experience in the entertainment industry. Beginning the theatre business in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers. Mr. Taffet is presently CEO of Bruce Taffet LLC, an entertainment consulting company.

        Johnnie King, age 36, is Director of Film Development of the Company since 1999. Mr. King is a creative talented filmmaker who has collaborated with many of the great artists of this day. His mentor, Jamal Joseph is likened to such prominent filmmakers as Spike Lee, Mattie Rich, John Singleton and Furman Lee. Since High School he has been a prolific writer, producer, and director of films. He has worked with "City Kids" under the direction of Jamal where he produced and directed short films and videos.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004, Michael Smolanoff, Ph.D., Stan Teeple, and Bruce Taffet filed all forms 3, forms 4 and forms 5 on a timely basis.

Audit Committee and Financial Expert

        We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

        Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the management for the Company in 2004. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

        We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2004, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

        On September 20, 2002, the Board of Directors appointed a Compensation Committee consisting of the Board's outside Director Bruce Taffet, and R.H. Casto, a large investor and stockholder of the Company. The Committee has the obligation to make recommendations to the Board regarding all compensation issues involving officers of the Company and that those officers be bound by the recommendations of the Committee. Before the appointment of the Compensation Committee, Michael Smolanoff, President, oversaw the compensation of our executive officers.

Compensation Committee's Report on Executive Compensation

        General. As noted above, the Compensation Committee of the Board of Directors consists of the Boards outside director Bruce Taffet, and R.H. Casto. The Compensation Committee is responsible for setting and administering the policies governing compensation of our executive officers including cash compensation and stock ownership programs. The goals of our compensation policy are to attract and retain executive officers who contribute to the overall success of the Company, by offering compensation which is competitive in the entertainment and film industry for companies of our size, to motivate executives to achieve the Company's business objectives and to reward them for their achievements.

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

ITEM 10.     EXECUTIVE COMPENSATION.

Cash Compensation

        During the fiscal year ended December 31, 2004 none of our officers or directors have received monetary compensation for their services as an officer or director, however, certain individuals did accrue salary.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual	Other Annual Compensation	Restricted Stock	Options	Other
Michael Smolanoff, President	2002	$-0-	$140,000	-0-	-0-	-0-	-0-
	2003	$-0-	$187,200	-0-	-0-	-0-	-0-
	2004	$-0-	$93,600 (2)	-0-	-0-	-0-	-0-
Stanley L. Teeple, Secretary/Treasurer	2002	$-0-	$190,400	-0-	-0-	-0-	-0-
	2003	$-0-	$187,200	-0-	750,000 (1)	-0-	-0-
	2004	$-0-	$93,600 (2)	-0-	-0-	-0-	-0-

  Shares issued in satisfaction of accrued salaries.

  The Company stopped accruing salaries for Dr. Smolanoff and Mr. Teeple for the last two quarters of 2004.

Employment Agreement

        On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty, wherein Mr. McEnulty agreed to devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple's resignation. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period. Mr. McEnulty will receive a base salary of $150,000 per year, payable in accordance with our standard payroll procedures. While working half-time the base compensation shall be $75,000 per year. Mr. McEnulty shall receive family medical insurance coverage, life insurance equal to twice the annual base salary. An auto allowance will be provided, or alternately, a leased vehicle for company related use at a cost not to exceed $600 per month plus insurance, fuel, and operating maintenance. Mr. McEnulty shall receive a one time signing bonus of $20,000 to be paid with the first regular payroll and shall also receive an initial issuance of common stock for services rendered prior to the Agreement of 200,000 shares of our common stock, which shall be subject to Rule 144 Restrictions and shall be issued upon receipt of funding of the Company and concurrent with the resignation of our present Secretary and Treasurer, Stanley Teeple. As of December 31, 2004, Mr. McEnulty has not received any compensation but has accrued salary during the first two quarters the year. We stopped accruing Mr. McEnulty's salary for the last 2 quarters of the 2004. We have issued 300,000 shares of our $0.001 par value common stock to Mr. McEnulty in satisfaction of accrued salary.

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

	Year ended December 31, 2004		Year ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65

Options exercisable at end of period	500,000	500,000
Options available for future grant	600,000	600,000
Weighted average minimum fair value of options granted during the period	$0.517	$0.517

        The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2004, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

        The following table presents summarized information about stock options outstanding as of December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/04	Weighted Average Exercise Price

$0.25	300,000	2.50 years	$0.25	300,000	$0.25

$1.00	200,000	2.90 years	$1.25	200,000	$1.25

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on January 28, 2005 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 9,717,348 shares of common stock outstanding.

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

Name of Officer, Director and Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Michael Smolanoff, President & Director 888 Holmdel Rd. Holmdel, NJ 07733	2,125,500 (2)	22%
Stan Teeple, Secretary/Treasurer, CFO & Director 2857 Hartwick Pines Dr. Henderson, NV 89052	2,212,000 (3)	23%
Bruce Taffet, Director 5644 Irish Pat Murphy Dr. Parker, Co 80134	155,600	2%
Frank McEnulty, Future CFO 3261 Julian Ave. Long Beach, CA 90808	412,000	5%
Johnnie King, Director of Film Development 167 Memorial Ln. Mt. Laurel, NJ 08054	400,000	4%
Nelson Veladez Jr., Beneficial Stockholder 6714 Surfside Blvd. Apollo Beach, FL 33572	500,000	5%
All Directors, Officers, & Beneficial Holders as a Group	5,805,100	60%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

  1,220,000 shares of the 2,125,500 shares are owned by Michael Smolanoff and his wife.

  950,000 shares of the 2,212,000 shares are owned by Stan Teeple and his wife.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Office services are provided without charge by Stan Teeple, a director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein.

        Stan Teeple, Executive VP, Secretary/Treasurer of the Company, announced he will be taking a position with Smoking Enterprises, Inc. and would be conflicted to operate both capacities. However, Mr. Teeple will remain as a Director and as a paid consultant to the Company in the area of operations and assist his replacement in every way possible. Mr. Teeple's resignation will be effective at the Board's discretion and after funding from any source.

ITEM 13. EXHIBITS.

(a)     Exhibits

Exhibit	Description
Number
10.1*	Distribution Agreement -Sunday, dated October 15, 2004.
10.2*	Consulting Agreement with Bart Pellegrino, dated November 11, 2004.
10.3*	Writer Development Agreement with Damian Lanfranchi, dated September 20, 2004.
31-1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Michael Smolanoff
31-2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Stan Teeple
32-1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Michael Smolanoff
32-2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Stan Teeple

_____

* Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

        The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were $9,750 and $9,750, respectively.

(2) AUDIT-RELATED FEES

        The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by Beckstead and Watts, LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 were $0.

(3) TAX FEES

        The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Beckstead and Watts, LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

        The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Beckstead and Watts, LLP, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

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

By:  /s/ Michael Smolanoff

       Michael Smolanoff, President/Director

Dated: 2/22/2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Michael Smolanoff	CEO/President	2/22/2005
Michael Smolanoff	Director

/s/ Stanley L. Teeple	COO/CFO/Treasurer	2/22/2005
Stanley L. Teeple	Secretary/Director

/s/ Bruce Taffet
Bruce Taffet	Director	2/22/2005

TABLE OF CONTENTS

PAGE

Independent Auditors' Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Stockholders' Equity	F-4 -F-5

Statement of Cash Flows	F-6

Footnotes	F-7 -F-16

Beckstead and Watts, LLP

Certified Public Accountants

2425 Horizon Ridge

Henderson, NV 89052

702.257.1984

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Twin Faces East Entertainment Corporation (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from December 5, 1997 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Faces East Entertainment Corporation (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the period ended December 31, 2004 and 2003 and for the period December 5, 1997 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

Beckstead and Watts, LLP

Las Vegas, NV

January 28, 2005

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

December 31,
2004
Assets

Current assets:
Cash and equivalents	$ 7
Total current assets	7

Investment in Magellan International, Inc.	-
$ 7

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued salaries and benefits	$ 1,633,965
Other accrued expenses	1,740,514
Short-term note payable	66,356
Stockholders' advances	392,393
Total current liabilities	3,833,228

Long-term debt	485,900

4,319,128

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,717,348 shares issued and outstanding as of 12/31/04	9,717
Additional paid-in capital	1,271,329
(Deficit) accumulated during development stage	(5,630,192)
Prior period adjustment	30,025
(4,319,121)
$ 7

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Operations

for the years ended December 31, 2004 and 2003

and for the period December 5, 1997 (inception) to December 31, 2004

	For the years ended December 31,		December 5, 1997 (inception) to December 31, 2004
	2004	2003
Pre-Operating Revenue
Interest income	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	84,446	451,156	1,402,054
Salaries and benefits	317,624	535,000	2,212,808
Travel	41,063	44,615	307,238
Automobile	77,956	62,991	327,422
Transportation	-	-	152,469
Miscellaneous	21,547	120	84,824
Insurance	59,150	52,426	218,999
Telephone	14,188	14,587	90,370
Office and postage	19,626	18,300	117,458
Entertainment and meals	-	23,808	152,413
Pre-production costs	-	57,996	97,797
Advertising	-	-	1,823
Depreciation and amortization	-	202	1,103
	635,600	1,261,201	5,166,778

Net pre-operating (loss)	(635,600)	(1,261,201)	(5,165,900)

Other income (expense):
Gain on forgiveness of debt	98,870	-	98,870
Loss on investment	(230,000)	-	(230,000)
Interest	(69,635)	(69,445)	(207,562)
Total other income (expense)	(200,765)	(69,445)	(338,692)

Net (loss) before discontinued operations	(836,365)	(1,330,646)	(5,504,592)

(Loss) from discontinued operations	-	-	(125,600)

Net (loss)	$ (836,365)	$ (1,330,646)	$ (5,630,192)

Weighted average number of common shares outstanding - basic and fully diluted	8,085,682	8,085,682

Net (loss) per share - basic and fully diluted	$ (0.10)	$ (0.16)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2004

	Common Stock		Preferred Stock		Additional Paid-in Capital	Prior Period Adjustment	(Deficit) Accumulated During Development Stage	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 1997	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Shares issued for cash	88,115	88			94,330			94,418
Shares issued for intellectual property rights	1,764,000	1,764			(1,764)			-
Shares issued for services - related party	1,236,000	1,236			97,054			98,290
Four-for-one stock split	9,264,345	9,264			(9,264)			-
Retirement of stock	(9,000,000)	(9,000)			9,000			-
Shares issued for cash	1,600	2			3,098			3,100
Shares issued for services - related party	57,000	57			15,568			15,625
Net (loss) for the year ended December 31, 1998							(291,749)	(291,749)
Balance, December 31, 1998	3,411,060	3,411	-	-	208,022		(291,749)	(80,316)

Shares issued for cash	44,400	44			21,826			21,870
Application of deferred offering costs					(85,625)			(85,625)
Shares issued to vendors for services	660,000	660			120,115			120,775
Shares issued for services - related party	268,889	269			155,981			156,250
Net (loss) for the year ended December 31, 1999							(651,888)	(651,888)
Balance, December 31, 1999	4,384,349	4,384	-	-	420,319		(943,637)	(518,934)

Shares issued for consulting services	100,000	100			62,400			62,500
Shares issued for legal services	33,000	33			11,309			11,342
Shares issued to satisfy accrued salaries - related party	1,000,000	1,000			199,000			200,000
Shares issued for consulting services	10,000	10			1,240			1,250
Shares issued for consulting services	100,000	100			12,400			12,500
Net (loss) for the year ended December 31, 2000							(869,315)	(869,315)
Balance, December 31, 2000	5,627,349	5,627	-	-	706,668		(1,812,952)	(1,100,657)

Shares issued to acquire Pangaea Education Systems, Inc.			1,500,000	1,500				1,500
Shares issued to satisfy accrued salaries - related party	1,100,000	1,100			273,900			275,000
Shares issued for consulting services	666,666	667			59,333			60,000
Shares issued for consulting services	250,000	250			22,250			22,500
Net (loss) for the year ended December 31, 2001							(293,277)	(293,277)
Balance, December 31, 2001	7,644,015	7,644	1,500,000	1,500	1,062,151		(2,106,229)	(1,034,934)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2004

(Continued)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Prior Period Adjustment	(Deficit) Accumulated During Development Stage	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount

Rescinded shares of preferred stock			(1,500,000)	(1,500)				(1,500)
Shares issued for contractual payment to acquire Magellan	500,000	500			49,500			50,000
Shares issued as employment enticement	50,000	50			4,950			5,000
Shares issued as debt enticement	333,333	333			19,667			20,000
Prior period adjustment						30,025		30,025
Net (loss) for the year ended December 31, 2002							(1,356,952)	(1,356,952)
Balance, December 31, 2002	8,527,348	8,527	-	-	1,136,268	30,025	(3,463,181)	(2,288,361)

Shares issued to satisfy accrued salaries - related party	850,000	850			98,600			99,450
Shares issued for commission expense - related party	200,000	200			19,800			20,000
Shares issued for consulting services	140,000	140			16,660			16,800
Net (loss) for the year ended December 31, 2003							(1,330,646)	(1,330,646)
Balance, December 31, 2003

Net (loss) for the year ended December 31, 2004							(836,365)	(836,365)
Balance, December 31, 2004	9,717,348	$ 9,717	-	$ -	$ 1,271,328	$ 30,025	$ (5,630,192)	$ (4,319,121)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Cash Flows

for the years ended December 31, 2004 and 2003

and for the period December 5, 1997 (inception) to December 31, 2004

For the years ended December 31,		December 5, 1997 (inception) to December 31, 2004
2004	2003
Cash flows from operating activities
Net (loss)	$ (836,365)	$ (1,330,646)	$ (5,630,192)
Loss on investment	230,000	-	230,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation expense	-	202	1,103
Prior period adjustment	-	-	30,025
Shares issued for consulting services	-	16,800	492,207
Shares issued for commission expense - related party	-	20,000	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Increase in accrued salaries and benefits	339,099	567,400	2,208,415
Increase in other accrued expenses	320,266	726,184	1,740,513
Net cash (used) by operating activities	53,000	(60)	(882,930)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Short-term note payable	(73,000)	-	-
Proceeds from long-term debt	20,000	-	485,900
Net cash provided by investing activities	(53,000)	-	304,798

Cash flows from financing activities
Stockholders' advances	-	-	458,749
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	-	578,137
Net increase (decrease) in cash	0	(60)	5

Cash and equivalents - beginning	5	65	-
Cash and equivalents - ending	$ 5	$ 5	$ 5

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions:
Shares issued for consulting services	$ -	$ 16,800	$ 495,332
Number of shares issued for consulting services	-	140,000	2,604,889
Shares issued to satisfy accrued salaries - related party	$ -	$ 99,450	$ 299,450
Number of shares issued to satisfy accrued salaries - related party	-	850,000	1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of preferred shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	-	-	333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000
Shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$ -	$ 20,000	$ 20,000
Number of shares issued for commission expense	-	200,000	200,000

The accompanying notes are an integral part of these financial statements.

Note 1 -Significant accounting policies and procedures

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2004.

Equipment

Equipment is stated at cost. Additions and betterments are charged to the property accounts, while maintenance and repairs, which do not enhance the useful life of the respective assets, are expensed as incurred. Depreciation is provided on the straight-line method based on the estimated useful lives of the assets, which is five years.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004.

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

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $5,630,192. Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

Note 3 -Income taxes

For the period ended December 31, 2004 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $5,630,192 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2010.

The components of the Company's deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$5,630,192	$4,763,801
Total deferred tax assets	5,630,192	4,763,801

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	5,630,192	4,763,801
Less: Valuation allowance	(5,630,192)	(4,763,801)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

Note 4 - Equipment

Equipment consists of computer equipment costing $1,102 all of which was fully depreciated at December 31, 2004. No additional equipment was purchased during the year ended December 31, 2004.

Note 5 - Investments

The Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company's $0.001 par value common stock. As of December 31, 2004, the Company terminated its agreement due to non-performance and wrote down 100% its investment in Magellan International in the amount of $230,000.

Note 6 -Accrued salaries and benefits

As of December 31, 2004, the Company has accrued salaries and benefits totaling $1,633,965 due to officers of the Company.

The Company recorded $317,624 and $535,000 in salaries and benefits expense for the years ending December 31, 2004 and 2003, respectively.

Note 7 -Notes payable

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

The Company has recorded $69,635 and $69,445 in interest expense for the years ending December 31, 2004 and 2003, respectively.

Note 8 -Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings (see Note 2).

Note 9 - Related party transactions

The Company has accrued reimbursement of office expenses and overhead costs paid by related parties in the amount of $41,389 for the year ended December 31, 2004. As of December 31, 2004, the Company has accrued $1,740,513 in reimbursable expenses.

The Company does not lease or rent any property. Physical facilities are provided at minimal charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 -Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

During the year ended December 31, 2004, the Company issued 850,000 shares of its $0.001 par value common stock to two Company officers in satisfaction of accrued salaries totaling $99,450.

During the year ended December 31, 2004, the Company issued 200,000 shares of its $0.001 par value common stock to a Company officer in satisfaction of commissions totaling $20,000.

During the year ended December 31, 2004, the Company issued 140,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $16,800.

Note 11 -Stock options

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

	Year ended December 31, 2004		Year ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

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

	Year ended December 31, 2004	Year ended December 31, 2003
Net loss available to common stockholders:
As reported	$(836,365)	$(1,330,646)
Pro Forma	$(836,365)	$(1,330,646)

The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2004, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0% , expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/03	Weighted Average Exercise Price

$0.25	300,000	1.50 years	$0.25	300,000	$0.25

$1.00	200,000	1.90 years	$1.25	200,000	$1.25

Note 12 -Commitments

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.

On September 30, 2004, the Company entered into a "Writer Development Agreement" with an individual whereby the individual will perform writing services specific to a single project in exchange for $2,500 upon receipt of funding equal to or greater than $2,000,000 from the sale of the project and a one-time stock issuance of 10,000 shares of the Company's $.001 par value common stock.

On October 15, 2004, the Company entered into a distribution agreement with Lights Up Ministries, Inc. a Connecticut not for profit corporation to distribute its "Sunday in Manhattan" musical. Per the agreement, the Company will pay the producer 20% of collections after all distribution costs. The terms of the agreement commence on the date of signing and shall continue in perpetuity.

On November 11, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005 to the individual. The agreement is valid from the date of signing until the termination date of May 31, 2005.

Note 13 -Gain on debt forgiveness

As of December 31, 2004, the Company negotiated the termination of an agreement for consulting services in the amount of $36,000. All services rendered have previously been accrued and expensed by the Company.

As of December 31, 2004, the Company terminated a consulting agreement due to non-performance in the amount of $53,000. All services rendered have previously been accrued and expensed by the Company.

During the year ended December 31, 2004, the Company eliminated $9,870 previously disputed accrued legal fees. In the processes of negotiating the disputed fees, the legal firm discontinued operations. The Company has attempted to locate a successor firm and or estate but has been unable to locate any concerned parties.