Form 10QSB
period 2005-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2005-05-19
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25415

Twin Faces East Entertainment Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	94-3326901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2857 Hartwick Pines Dr.

Henderson, Nevada 89052

(Address of principal executive offices)

(702) 617-8832

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 11,702,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes ____   No    X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

March 31, 2005 (Unaudited)
Assets

Current assets:
Cash and equivalents	$ 17
Total current assets	17

$ 17

Liabilities and Stockholders' Equity

Current liabilities:
Accrued salaries and benefits	$ 1,286,665
Other accrued expenses	1,726,858
Short-term note payable	66,356
Stockholders' advances	392,393
Total current liabilities	3,472,272

Long-term debt	485,900

3,958,172

Stockholders' (deficit):
Preferred stock, $0.001 par value, authorized 5,000,000 shares, no shares issued and outstanding	-

Common stock, $0.001 par value, authorized 20,000,000 shares; 11,702,348 issued and outstanding at 03/31/05	11,702

Additional paid-in capital	1,737,843
(Deficit) accumulated during development stage	(5,707,700)
(3,958,155)

$ 17

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three months ended March 31, 2005 and 2004

and for the period December 5, 1997 (inception) to March 31, 2005

	For the three months ended March 31,		December 5, 1997 (inception) to March 31,
	2005	2004	2005
Pre-Operating Revenue
Sales and interest income	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	19,043	18,000	1,421,097
Salaries and benefits	25,000	133,750	2,237,808
Travel	11,431	5,928	318,669
Automobile	9,443	23,858	336,865
Transportation	-	-	152,469
Miscellaneous	30	154	84,854
Insurance	15,406	12,331	234,405
Telephone	2,403	3,120	92,773
Office and postage	11,684	6,956	129,142
Entertainment and meals	-	-	152,413
Pre-production costs	-	-	97,797
Advertising	-	-	1,823
Depreciation and amortization	-	-	1,103
	94,440	204,097	5,261,218

Net pre-operating (loss)	(94,440)	(204,097)	(5,260,340)

Other income (expenses):
Gain on forgiveness of debt	-	-	98,870
Loss on investment	-	-	(230,000)
Interest	(13,094)	(17,314)	(220,656)
Total other income (expense)	(13,094)	(17,314)	(351,786)

Net (loss) before discontinued operations	(107,534)	(221,411)	(5,612,126)

(Loss) from discontinued operations	-	-	(125,600)

Net (loss)	$ (107,534)	$ (221,411)	$ (5,737,726)

Weighted average number of
common shares outstanding - basic and fully diluted	10,423,126	9,717,348

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the three months ended March 31, 2005 and 2004

and for the period December 5, 1997 (inception) to March 31, 2005

	For the three months ended March 31,		December 5, 1997 (inception) to March 31,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$ (107,534)	$ (221,411)	$ (5,737,726)
Loss on investment	-	-	230,000
Adjustment to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation and amortization expense	-	-	1,130
Prior period adjustment	-	-	30,025
Shares issued for consulting services	18,500	-	492,208
Shares issued for commission expenses - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for salaries- related party	375,000	-	375,000
Shares issued for accrued expenses	75,000	-	75,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	(347,300)	141,850	1,861,115
Increase (decrease) in other accrued expenses	(13,656)	79,551	1,726,858
Net cash (used) by operating activities	10	(10)	(901,417)

Cash flows from investing activities
Purchase of equipment	-	-	(1,103)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash (used) by investing activities	-	-	(181,103)

Cash flows from financing activities
Short-term note payable	-	-	66,356
Stockholders' advances	-	-	392,393
Proceeds from long-term debt	-	-	485,900
Issuance of common stock	-	-	119,388
Net cash provided by investing activities	-	-	1,064,037

Net increase (decrease) in cash	10	(10)	(18,483)
Cash and equivalents - beginning	7	5	-
Cash and equivalents - ending	$ 17	$ (5)	$ (18,483)

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for consulting services	$ -	$ -	$ 495,332
Number of shares issued for consulting services	.	.	2,604,889
Shares issued for salaries - related party	$ -	$ -	$ 299,450
Number of shares issued for salaries - related party	.	.	1,850,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.	.	.	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	.	.	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	.	.	333,333
Shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000
Number of shares issued for contractual payment to acquire Magellan	.	.	500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	.	.	200,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company has been in the development stage since its inception. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended March 31, 2005 of ($5,707,700). Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Accrued salaries and benefits

During the three months ended March 31, 2005, the Company reduced $375,000 in accrued salaries and benefits and issued a total of 1,500,000 shares of its $0.001 par value common stock to officers of the Company. Also, the Company recorded $25,000 in salaries and benefits expense for the three months ended March 31, 2005.

As of March 31, 2005, the Company has accrued salaries and benefits totaling $1,286,665 due to officers of the Company.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 4 - Accrued expenses

During the three months ended March 31, 2005, the Company reduced $75,000 in accrued expenses and issued 300,000 shares of its $0.001 par value common stock to a director of the Company.

As of March 31, 2005, the Company has accrued expenses totaling $1,726,858.

Note 5 - Notes payable

On October 21, 2001, the Company's Board of Directors accepted three separate loan agreements at $110,000 each funded in October 2001, November 2001, and April 2002. Each loan bears interest at 20%, and is payable in either cash of $132,000 or $154,000 worth of the Company's $0.001 par value restricted common stock on an annual basis. Additional consideration includes 333,333 shares per note of the Company's $0.001 par value common stock bearing the Rule 144 restriction.

The Company has recorded $13,094 in interest expense for the three months ended March 31, 2005.

Note 6 - Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings.

Note 7 - Stockholders' (deficit)

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On February 28, 2005, the Company authorized the issuance of 1,500,000 shares of its $0.001 par value common stock to officers of the Company for reduction of accrued salaries and benefits totaling $375,000.

On February 28, 2005, the Company authorized the issuance of 300,000 shares of its $0.001 par value common stock to a director of the Company for reduction of accrued expenses totaling $75,000.

On February 28, 2005, the Company authorized the issuance of 185,000 shares of its $0.001 par value common stock to two individuals for consulting services valued at $18,500.

Note 8 - Stock options

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

Note 8 - Stock options (continued)

Directors' Plan

Each non-employee director will receive an option to purchase 50,000 shares of common stock. The options of non-employee directors will be exercisable according to the Stock Option Plans, except that options granted under the Directors' Plan may not be exercised more than five years after the date of grant.

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

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

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net loss available To common stockholders:
As reported	$(107,534)	$(221,411)
Pro Forma	$(107,534)	$(221,411)

Note 8 - Stock options (continued)

The weighted average minimum fair value of options granted during the three years in the period ended March 31, 2005, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of March 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 3/31/05	Weighted Average Exercise Price

$0.25	300,000	1.50 years	$0.25	300,000	$0.25

$1.00	200,000	1.90 years	$1.25	200,000	$1.25

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 9 - Commitments and contingencies

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.

During the three months ended March 31, 2005, the Company estimated federal and state payroll taxes of $35,216 related to stock issuances to officers. The Company did not record the accrual of payroll taxes.

On September 30, 2004, the Company entered into a "Writer Development Agreement" with an individual whereby the individual will perform writing services specific to a single project in exchange for $2,500 upon receipt of funding equal to or greater than $2,000,000 from the sale of the project and a one-time stock issuance of 10,000 shares of the Company's $.001 par value common stock. During the three months ended March 31, 2005, the Company issued the 10,000 shares.

On October 15, 2004, the Company entered into a distribution agreement with Lights Up Ministries, Inc. a Connecticut not for profit corporation to distribute its "Sunday in Manhattan" musical. Per the agreement, the Company will pay the producer 20% of collections after all distribution costs. The terms of the agreement commence on the date of signing and shall continue in perpetuity.

On November 10, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005 to the individual. The agreement is valid from the date of signing until the termination date of May 31, 2005. During the three months ended March 31, 2005, the Company issued the 175,000 shares.

Note 10 - Related party transactions

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

We have finished "The Town That Arrested Santa Claus", a fully illustrated children's story book narrative in animation, with the assistance of Pro Image, Inc. ("PI"), a New York corporation. We are working to have this fully illustrated children's story in distribution for Christmas 2005. Additionally, we are currently working on our Einstein documentary with several distributors and hope to have a release in 2005.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. We are anticipating receipt of the funds by July 2005. If and when we receive the funds we will file a Form 8-K. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor.

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

Significant changes in the number of employees. In addition to our officers and directors we have 2 employees and have a consulting agreement with one individual. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members. The consultant who has worldwide connections and networking contacts in development and project distribution in the family entertainment business provides us consulting services for the development and distribution of our intellectual properties in particular for our projects "The Town That Arrested Santa", and "Einstein, the Real Man".

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

Since our inception we have incurred a net loss of $5,737,726 and at March 31, 2005 we had a stockholder's deficit of $3,958,155. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and March 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and for the quarter ended March 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $3,833,221 and by $3,472,255 on March 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and on March 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, Michael Smolanoff, our Chief Executive Officer, and Stanely L. Teeple, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Dr. Smolanoff and Mr. Teeple concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2005, we issued 1,000,000 shares of our restricted common stock to Dr. Michael Smolanoff, the President of the Company, in exchange for a payroll accrual reduction $250,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 3, 2005, we issued 500,000 shares of our restricted common stock to Frank McEnulty, an employee of the Company, in exchange for a payroll accrual reduction of $125,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 3, 2005, we issued 300,000 shares of our restricted common stock to Bruce Taffet, a director of the Company, in exchange for an accounts payable reduction of $75,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 3, 2005, we issued 10,000 shares of our restricted common stock to Damian Lanfranchi pursuant to his Writer Development Agreement dated September 20, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 3, 2005, we issued 175,000 shares of our restricted common stock to Bart Pellegrino pursuant to his consulting agreement dated November 11, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Date: May 17, 2005