Form 10QSB
period 2005-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2005-08-05
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 11,702,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes ____  No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets:
Cash and equivalents	$110
Total current assets	110

$110

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accrued salaries and benefits	$1,314,365
Other accrued expenses	1,813,492
Short-term note payable	66,356
Stockholders' advances	392,393
Total current liabilities	3,586,606

Long-term debt	485,900

4,072,506

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 11,702,348 shares issued and outstanding	11,702
Additional paid-in capital	1,737,843
(Deficit) accumulated during development stage	(5,821,941)
(4,072,396)

$110

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statements of Operations

for the three and six months ended June 30, 2005 and 2004

and for the period December 5, 1997 (inception) to June 30, 2005

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		December 5, 1997 (inception) to June 30, 2005
	2005	2004	2005	2004
Pre-Operating Revenue
Sales income	$ -	$ -	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	11,010	37,766	30,053	55,766	1,432,107
Salaries and benefits	25,000	133,750	50,000	267,500	2,232,782
Travel	19,160	2,167	30,591	8,095	337,829
Automobile	17,754	16,146	27,197	40,004	354,619
Transportation	-	-	-	-	152,469
Miscellaneous	797	65	827	219	85,651
Insurance	9,162	13,911	24,568	26,242	243,567
Telephone	1,603	3,452	4,006	6,572	94,376
Office and postage	12,442	8,662	24,126	15,618	141,584
Entertainment and meals	-	-	-	-	152,413
Pre-production costs	-	-	-	-	97,797
Advertising	-	-	-	-	1,823
Depreciation and amortization	-	-	-	-	1,103
	96,928	215,919	191,368	420,016	5,328,120

Net pre-operating (loss)	(96,928)	(215,919)	(191,368)	(420,016)	(5,327,242)

Other income (expenses):
Gain on forgiveness of debt	-	-	-	-	98,870
Loss on investment	-	-	-	-	(230,000)
Interest	(17,313)	(17,313)	(30,407)	(34,627)	(237,969)
Total other income (expense)	(17,313)	(17,313)	(30,407)	(34,627)	(369,099)

Net (loss) before provision for income taxes	(114,241)	(233,232)	(221,775)	(454,643)	(5,696,341)

Provision for income taxes	-	-	-	-	-

Net (loss) from continuing operations	(114,241)	(233,232)	(221,775)	(454,643)	(5,696,341)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (114,241)	$ (233,232)	$ (221,775)	$ (454,643)	$ (5,821,941)

Weighted average number of common shares
outstanding - basic and fully diluted	11,702,348	9,717,348	11,066,271	9,717,348

Net (loss) per share - basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.05)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Cash Flows

for the six months ended June 30, 2005 and 2004

and for the period December 5, 1997 (inception) to June 30, 2005

(unaudited)

	For the six months ended June 30,		December 5, 1997 (inception) to June 30, 2005
	2005	2004
Cash flows from operating activities
Net (loss)	$ (221,775)	$ (454,643)	$ (5,821,941)
Loss on investment	-	-	230,000
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization expense	-	-	1,103
Prior period adjustment	-	-	30,025
Shares issued for consulting services	18,500	-	510,707
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for salaries - related party	375,000	-	375,000
Shares issued for accrued expenses	75,000	-	75,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	(319,600)	283,700	1,888,815
Increase (decrease) in other accrued expenses	72,978	170,933	1,813,492
Net cash (used) by operating activities	103	(10)	(882,824)

Cash flows from investing activities
Purchase of equipment	-	-	(1,103)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash (used) by investing activities	-	-	(181,103)

Cash flows from financing activities
Short-term note payable	-	-	66,356
Stockholders' advances	-	-	392,393
Proceeds from long-term debt	-	-	485,900
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	-	-	1,064,037

Net increase (decrease) in cash	103	(10)	110
Cash and equivalents - beginning	7	5	-
Cash and equivalents - ending	$ 110	$ (5)	$ 110

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for consulting services	$ 18,500	$ -	$ 513,832
Number of shares issued for consulting services	185,000	-	2,789,889
Shares issued for salaries - related party	$ 375,000	$ -	$ 674,450
Number of shares issued for salaries - related party	1,500,000	-	3,350,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	-	-	333,333
Number of shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000

Shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	-	-	200,000
Shares issued for accrued expenses	$ 75,000	$ -	$ 75,000
Number of shares issued for accrued expenses	300,000	-	300,000

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 1 - Basis of presentation

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company has been in the development stage since its inception. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended June 30, 2005 of ($5,821,941). Capital advances from stockholders are the Company's only current source of funds. As such, the Company's continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Accrued salaries and benefits

During the six months ended June 30, 2005, the Company reduced $375,000 in accrued salaries and benefits through the issuance of a total of 1,500,000 shares of its $0.001 par value common stock to officers of the Company. Also, the Company recorded $50,000 and $267,500 in salaries and benefits expense for the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and 2004, the Company and accrued salaries and benefits totaling $1,314,365 and $1,578,565, respectively, due to officers of the Company.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 4 - Accrued expenses

During the six months ended June 30, 2005, the Company reduced $75,000 in accrued expenses through the issuance of 300,000 shares of its $0.001 par value common stock to officers of the Company.

As of June 30, 2005 and 2004, the Company had accrued expenses totaling $1,813,492 and $1,591,180, respectively.

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

The Company has recorded $30,407 and $34,627 in interest expense for the six months ended June 30, 2005 and 2004, respectively.

Note 6 - Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings. As of June 30, 2005 and 2004, the balance owed is $392,393 and $458,749, respectively.

Note 7 - Stockholders' (deficit)

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On February 28, 2005, the Company issued 1,500,000 shares of its $0.001 par value common stock to officers of the Company for reduction of accrued salaries and benefits totaling $375,000.

On February 28, 2005, the Company issued 300,000 shares of its $0.001 par value common stock to an officer of the Company for reduction of accrued expenses totaling $75,000.

On February 28, 2005, the Company issued 185,000 shares of its $0.001 par value common stock to individuals for consulting services valued at $18,500.

As of June 30, 2005, there have been no additional equity transactions.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 8 - Stock options

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors' Plan (the “Directors' Plan”). On January 1 , 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the “Stock Option Plans”), as described below. Generally, all options terminate ninety days after a change in control of the Company.

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

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 8 - Stock options (continued)

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, the Company's net loss available to common stockholders would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

	Six months ended June 30, 2005	Six months ended June 30, 2004
Net loss available To common stockholders:
As reported	$(221,775)	$(454,643)
Pro Forma	$(221,775)	$(454,643)

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

The following table presents summarized information about stock options outstanding as of June 30, 2005.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 6/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 6/30/05	Weighted Average Exercise Price

$0.25	300,000	1.25 years	$0.25	300,000	$0.25

$1.00	200,000	1.60 years	$1.25	200,000	$1.25

Note 9 - Commitments and contingencies

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 9 - Commitments and contingencies (continued)

During the six months ended June 30, 2005, the Company estimated federal and state payroll taxes of $35,216 related to stock issuances to officers. The Company did not record the accrual of payroll taxes.

On September 30, 2004, the Company entered into a “Writer Development Agreement” with an individual whereby the individual will perform writing services specific to a single project in exchange for $2,500 upon receipt of funding equal to or greater than $2,000,000 from the sale of the project and a one-time stock issuance of 10,000 shares of the Company's $.001 par value common stock. During the six months ended June 30, 2005, the Company issued the 10,000 shares.

On October 15, 2004, the Company entered into a distribution agreement with Lights Up Ministries, Inc. a Connecticut not for profit corporation to distribute its “Sunday in Manhattan” musical. Per the agreement, the Company will pay the producer 20% of collections after all distribution costs. The terms of the agreement commence on the date of signing and shall continue in perpetuity.

On November 10, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue to the individual 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005. The agreement is valid from the date of signing until the termination date of May 31, 2005. During the six months ended June 30, 2005, the Company issued the 175,000 shares.

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

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Item 2. Plan of Operation

Overview

Twin Faces was incorporated on December 5, 1997 under the laws of the State of Delaware and reincorporated under the laws of the State of Nevada on June 17, 1998. We are in the development stage as a producer and developer of entertainment properties. Our products include documentary film footage of Dr. Albert Einstein and feature film and television scripts. A summary of our properties is as follows:

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

“Pages From A Rabbit Journal”™

“Pages From A Rabbit Journal”(, a children's book and future film script was created by Dr. Smolanoff, our Chairman. The story is of The Rabbit Family's adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children's message.

“The Town That Arrested Santa Claus”™

“The Town That Arrested Santa Claus”(. A fully illustrated children's story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville's citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa's rescue. This is anticipated to become a Christmas classic and will be available in book, CD and may become a television animated special.

“Hidden Treasures of the World”™

This is a series of one hour, made for television specials, showcasing specific geographic locations in the world where billion dollar plus treasure discoveries were made. The first documentary “St. Lavra” from Kiev Russia is complete and ready for distribution.

“A Real Man”

“A Real Man” is a story of a band of African American brothers, growing up in the ghetto with hard choices to be made. The lead character needs to decide the future of his unborn child with his girlfriend- giving up the ways of the street or to let them both (mother & child) go and allow them to grow up as he did- fatherless. This script was written by Johnnie King, Director of Film Development of the Company. This project has been reviewed with various outside funding sources and is a project in negotiation process with the Company. Actual production will not commence until we have sufficient capital for production and marketing.

“Sunday In Manhattan”

“Sunday in Manhattan” is a DVD version of the Broadway Play by the same name. It is a new and original live action, feature length, sound and talking motion Product in color, recorded originally in the English language, telling a complete and continuous story of Billy Sunday the “baseball evangelist”, with all necessary dialogue, music, lyrics and sound effects.

“The Call of the Wild”

“The Call of the Wild” is a 13 episode made for TV series of certain chapters from the famous book written by Jack London of the same name. It is the stories of the early settlers in the Alaska and Canadian wilderness and their struggles with nature and the elements. We have had negotiation discussions with the owners of the series who are looking for funding to advance the series to 26 weeks for a full TV season and sell or license the production. Given the cost of the development, we see this as a second tier project looking for outside financing and we do not consider it likely in our production development schedule in the foreseeable future.

Music Duplication and Distribution Agreement

On October 20, 2003, we entered into a Music Duplication and Distribution Agreement with Pro Image, Inc. (“PI”) a New York corporation, relating to the duplication and distribution of a music, narrated CD titled “The Town That Arrested Santa Claus” (“Santa”), written by Michael Smolanoff, President of the Company, and owned by the Company. PI agreed to duplicate and place into distribution a CD of Santa and provide all services and personnel necessary and appropriate to render such duplication services; and all materials required for the scheduled duplication and delivery of the completed CD. PI agreed to provide the following services related to the program:

A.	CD cover and script and/or lyrics as provided by us
B.	Packaging, marketing and sales in English (only)
C.	Best efforts distributing through associates and contacts in USA (only)

The term of the agreement commenced on October 20, 2003 and will continue for a period of five years.

We agreed to split Adjusted Gross Income equally (50/50) with PI. As of June 30, 2005, we have not received any income from this agreement.

Writer Development Agreement

On September 20, 2004, we entered into a Writer Development Agreement with Damian Lanfranchi, wherein Mr. Lanfranchi agreed to perform writing services for our proposed Einstein Project. Conditioned upon Mr. Lanfranchi's full performance, we agreed to compensate Mr. Lanfranchi with a one-time advance against royalty payments of $2,500 upon receipt of funding equal to or greater than $2 million from any source, a one-time stock issuance of 10,000 shares of our common stock and royalty payments of 5% of the net profits received if a motion picture is made and sold, and/or a DVD/video released, and/or a book is published based on Mr. Lanfranchi's work. Royalty fees will be paid at the end of each quarter after receipt of monies and offset against the advance of $2,500. On March 3, 2005, we issued the 10,000 shares to Mr. Lanfranchi.

Distribution Agreement - Sunday In Manhattan

On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, (“Producer”) with reference to the live musical production presently entitled “Sunday in Manhattan” (the “Product”) and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer's fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. As of June 30, 2005, we have not generated any revenues from this property.

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

Plan of Operation

During the next twelve months we plan to focus our efforts on our development and production of our properties described above.

We have finished “The Town That Arrested Santa Claus”, a fully illustrated children's story book narrative in animation, with the assistance of Pro Image, Inc. We are working to have this fully illustrated children's story in distribution for Christmas 2005. Additionally, we are currently working on our Einstein documentary with several distributors and hope to have a release in the fourth quarter of 2005.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor. We are anticipating receipt of the funds by the end of September 2005. If and when we receive the funds we will file a Form 8-K.

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

Significant changes in the number of employees. In addition to our officers and directors we have 2 employees and have a consulting agreement with one individual. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members. The consultant has worldwide connections and networking contacts in development and project distribution in the family entertainment business and provides us consulting services for the development and distribution of our intellectual properties in particular for our projects “The Town That Arrested Santa”, and “Einstein, the Real Man”.

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

At our option the preferred stock shall be converted according to either of the following:

Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common stock issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is September 29, 2005, and if the 30-day average quoted closing price is $1 per share on September 29, 2006, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is September 29, 2005, on September 29, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

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

Investment Agreement/Preferred Stock Purchase

On November 11, 2003, we executed an Investment Agreement/Preferred Stock Purchase with Michael Smolanoff, Ph.D., our President, wherein he agreed to make a direct cash investment into the Company as a result of proceeds from his pending Bronx County New York legal action (“lawsuit”). The first funding date of the investment will be no later than 30 days after the first receipt of funds from the lawsuit and the final funding date shall be no later than 30 days after the final payment from the lawsuit. The amount of the investment is the lesser of four million dollars ($4,000,000) or fifty percent (50%) of the total amount received from the lawsuit. Within 30 days of the first funding date, we will issue one million (1,000,000) shares of our series C preferred Stock to Dr. Smolanoff. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years.

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

At our option the stock shall be converted according to either of the following:

Option 1-        Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is September 29, 2005, and if the 30-day average quoted closing price is $1 per share on September 29, 2006, Dr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2-        The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if funding date is September 29, 2005, on September 29, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock.

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

Since our inception we have incurred a net loss of $5,821,941 and at June 30, 2005 we had a stockholder's deficit of $4,072,396. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and June 30, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and for the quarter ended June 30, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $3,833,221 and by $3,586,496 on June 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and on June 30, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

Our common stock is deemed to be a low priced “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Music Duplication and Distribution Agreement (Incorporated by reference to Exhibit 10(c) to Form 10-KSB filed on May 21, 2004)
10.2	Distribution Agreement - Sunday in Manhattan (Incorporated by reference to Exhibit 10.1 to Form 10-KSB filed on February 23, 2005)
10.3	Writer Development Agreement with Damian Lafranchi (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on February 23, 2005)
31.1*	Certification of Michael Smolanoff Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Stanley L. Teeple Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Michael Smolanoff Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Stanley L. Teeple Pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(Registrant)

By: /s/Stanley L. Teeple
Stanley L. Teeple, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)

Date: August 4, 2005