Form 10QSB
period 2005-09-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2005-11-10
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X       No _____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 11,712,348 shares.

Transitional Small Business Disclosure Format (check one):

Yes            No     X

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Balance Sheet

(unaudited)

September 30,
2005
Assets
Current assets:
Cash and equivalents	$55
Total current assets	55

$55

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accrued salaries and benefits	$1,342,065
Other accrued expenses	1,826,475
Stockholders' advances	458,749
Total current liabilities	3,627,289

Long-term liabilities:
Notes payable	40,900
Notes payable – related party	445,000
Total long-term liabilities	485,900

4,113,189

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 11,712,348 shares issued and outstanding	11,712
Additional paid-in capital	1,755,480
(Deficit) accumulated during development stage	(5,880,326)
(4,113,134)

$55

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statements of Operations

for the three and nine months ended September 30, 2005 and 2004 and for the period December 5, 1997 (inception) to September 30, 2005

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		December 5, 1997 (inception) to September 30, 2005
	2005	2004	2005	2004
Pre-Operating Revenue
Interest income	$ -	$ -	$ -	$ -	$ 878

Pre-Operating Expenses:
Professional services	1,035	(93,170)	31,088	(37,404)	1,433,142
Salaries and benefits	25,000	25,000	75,000	292,500	2,257,782
Travel	10,919	8,360	41,510	16,455	348,748
Automobile	11,691	26,217	38,888	66,221	366,310
Transportation	-	-	-	-	152,469
Miscellaneous	53	(425)	880	(206)	85,704
Insurance	21,695	25,292	46,263	51,534	265,262
Telephone	2,696	4,454	6,702	11,026	97,072
Office and postage	17,933	8,610	42,059	24,228	159,517
Entertainment and meals	-	-	-	-	152,413
Pre-production costs	-	-	-	-	97,797
Advertising	-	-	-	-	1,823
Depreciation and amortization	-	-	-	-	1,103
	91,022	4,338	282,390	424,354	5,419,142

Net pre-operating (loss)	(91,022)	(4,338)	(282,390)	(424,354)	(5,418,264)

Other income (expenses):
Gain on extinguishment of debt	50,000	-	50,000	-	148,870
Loss on investment	-	-	-	-	(230,000)
Interest	(17,363)	(17,504)	(47,770)	(52,131)	(255,332)
Total other income (expense)	32,637	(17,504)	2,230	(52,131)	(336,462)

Net (loss) before provision for income taxes	(58,385)	(21,842)	(280,160)	(476,485)	(5,754,726)

Provision for income taxes	-	-	-	-	-

Net (loss) from continuing operations	(58,385)	(21,842)	(280,160)	(476,485)	(5,754,726)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$ (58,385)	$ (21,842)	$ (280,160)	$ (476,485)	$ (5,880,326)

Weighted average number of common shares
outstanding - basic and fully diluted	11,709,739	9,717,348	11,283,117	9,717,348

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.05)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statement of Cash Flows

for the nine months ended September 30, 2005 and 2004

and for the period December 5, 1997 (inception) to September 30, 2005

(unaudited)

	For the nine months ended September 30,		December 5, 1997 (inception) to September 30, 2005
	2005	2004
Cash flows from operating activities
Net (loss)	$ (280,160)	$ (476,485)	$ (5,880,326)
Loss on investment	-	-	230,000
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization expense	-	-	1,103
Shares issued for consulting services	18,785	-	510,992
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for salaries – related party	375,000	-	375,000
Shares issued for accrued expenses	75,000	-	75,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	(291,900)	311,399	1,916,515
Increase in other accrued expenses	85,961	218,071	1,826,475
Net cash (used) by operating activities	(17,314)	52,985	(900,241)

Cash flows from investing activities
Purchase of equipment	-	-	(1,103)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash (used) by investing activities	-	-	(181,103)

Cash flows from financing activities
Short-term note payable	-	(73,000)	-
Proceeds from long-term debt	-	20,000	485,900
Stockholders’ advances	-	-	458,749
Issuance of common stock	-	-	119,388
Donated capital	17,362	-	17,362
Net cash provided (used) by financing activities	17,362	(53,000)	1,081,399

Net increase (decrease) in cash	48	(15)	55
Cash and equivalents – beginning	7	5	-
Cash and equivalents – ending	$ 55	$ (10)	$ 55

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for consulting services	$ 18,785	$ -	$ 514,117
Number of shares issued for consulting services	195,000	-	2,799,889
Shares issued for salaries - related party	$ 375,000	$ -	$ 674,450
Number of shares issued for salaries - related party	1,500,000	-	3,350,000
Shares issued to invest in Pangaea Education Systems, Inc.	$ -	$ -	$ 1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$ -	$ -	$ 5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$ -	$ -	$ 20,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	$ -	$ -	$ 50,000

Number of shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$ -	$ -	$ 20,000
Number of shares issued for commission expense	-	-	200,000
Shares issued for accrued expenses	$ 75,000	$ -	$ 75,000
Number of shares issued for accrued expenses	300,000	-	300,000

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 – Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company has been in the development stage since its inception. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its development projects, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended September 30, 2005 of ($5,880,326). Capital advances from stockholders are the Company’s only current source of funds. As such, the Company’s continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Accrued salaries and benefits

During the nine months ended September 30, 2005, the Company reduced $375,000 in accrued salaries and benefits and issued a total of 1,500,000 shares of its $0.001 par value common stock to officers of the Company. Also, the Company recorded $75,000 and $292,500 in salaries and benefits expense for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and 2004, the Company has accrued salaries and benefits totaling $1,342,065 and $1,606,265, respectively, due to officers of the Company.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 4 – Accrued expenses

During the nine months ended September 30, 2005, the Company reduced $75,000 in accrued expenses and issued 300,000 shares of its $0.001 par value common stock to officers of the Company.

On July 1, 2005, the Company received a notice from a vendor indicating that he would forgive $50,000 of the balance owed to him for consulting services. The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain of $50,000 has been included as gain on extinguishment of debt.

As of September 30, 2005 and 2004, the Company has accrued expenses totaling $1,826,475 and $1,638,318, respectively.

Note 5 – Stockholder advances

The advances from three individuals, who are officers, directors and stockholders, are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings. As of September 30, 2005 and 2004, the balance owed is $458,749 and $458,899, respectively.

Note 6 – Notes payable

On September 24, 2000, the Company’s Board of Directors accepted a loan agreement for $40,900. On the following business day after the weekend opening of the film, the lender will receive a total of $50,000, which includes $40,900 of principal and $9,100 of interest. In addition, the lender will receive the greater of $25,000 or 2% of the opening box office gross of the film. Currently, this project is in the negotiation process and actual production has not commenced. As of September 30, 2005 and 2004, the amounts owed are $40,900 and $40,900, respectively.

Note 7 – Notes payable – related party

On October 21, 2001, the Company’s Board of Directors accepted three separate loan agreements at $110,000 each funded in October 2001, November 2001, and April 2002. Each loan bears interest at 20%, and is payable in either cash of $132,000 or $154,000 worth of the Company’s $0.001 par value restricted common stock on an annual basis. Additional consideration includes 333,333 shares per note of the Company’s $0.001 par value common stock bearing the Rule 144 restriction. Currently, the Company is in default and is in the process of negotiating new terms with the lender.

On April 29, 2002, the Company’s Board of Directors accepted a loan agreement for $115,000. The loan bears interest at 3% per annum. The interest payments of $3,450 are due annually at the anniversary date of the loan agreement. The unpaid principal and interest on this loan is due in one balloon payment on April 29, 2005. Currently, the Company is in default and is in the process of negotiating new terms with the lender.

The four loan agreements are with four entities that are stockholders of the Company. All entities are controlled and owned by one individual who is also a stockholder of the Company. As of September 30, 2005 and 2004, the aggregate amounts owed are $445,000 and $445,000, respectively.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 7 – Notes payable – related party (continued)

On July 1, 2005, the Company received a notice from the management and owner of the four entities indicating that all interest would be waived from July 1, 2005 through December 31, 2005. During the nine months ended September 30, 2005 and 2004, the Company recorded donated capital in the amounts of $17,363 and $0, respectively.

The Company has recorded $47,770 and $52,131 in interest expense for the nine months ended September 30, 2005 and 2004, respectively.

Note 8 – Stockholders’ (deficit)

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On February 28, 2005, the Company issued 1,500,000 shares of its $0.001 par value common stock to officers of the Company for reduction of accrued salaries and benefits totaling $375,000.

On February 28, 2005, the Company issued 300,000 shares of its $0.001 par value common stock to an outside director of the Company for reduction of accrued expenses totaling $75,000.

On February 28, 2005, the Company issued 185,000 shares of its $0.001 par value common stock to individuals for consulting services valued at $18,500.

On July 26, 2005, the Company issued 10,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $285.

On September 30, 2005, the Company recorded donated capital of $17,363 related to the waiver of interest on the notes payable – related party.

As of September 30, 2005, there have been no additional equity transactions.

Note 9 – Stock options

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors’ Plan (the “Directors’ Plan”). On January 1 , 2000, the Company’s Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the “Stock Option Plans”), as described below. Generally, all options terminate ninety days after a change in control of the Company.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 9 – Stock options (continued)

Stock Option Plans

The Stock Option Plans provide for the issuance of both qualified (incentive) and non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Qualified stock options may be granted at an exercise price equal to the fair market value per share of the Company’s common stock on the date of grant. Non-qualified stock options may be granted at an exercise price not less than eighty-five percent of the fair market value per share of the Company’s common stock on the date of grant. Each option granted will be exercisable for a term not more than ten years after the date of grant, and may be fully vested at the date of grant.

Directors’ Plan

Each non-employee director will receive an option to purchase 50,000 shares of common stock. The options of non-employee directors will be exercisable according to the Stock Option Plans, except that options granted under the Directors’ Plan may not be exercised more than five years after the date of grant.

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 9 – Stock options (continued)

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company’s Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, the Company’s net loss available to common stockholders would have been increased to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net loss available To common stockholders:
As reported	$(262,913)	$(476,485)
Pro Forma	$(262,913)	$(476,485)

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

The following table presents summarized information about stock options outstanding as of September 30, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 9/30/05	Weighted Average Exercise Price

$0.25	300,000	1.25 years	$0.25	300,000	$0.25

$1.00	200,000	1.60 years	$1.25	200,000	$1.25

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 10 – Commitments and contingencies

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment.

During the nine months ended September 30, 2005, the Company estimated federal and state payroll taxes of $35,216 related to stock issuances to officers. The Company did not record the accrual of payroll taxes.

On September 30, 2004, the Company entered into a “Writer Development Agreement” with an individual whereby the individual will perform writing services specific to a single project in exchange for $2,500 upon receipt of funding equal to or greater than $2,000,000 from the sale of the project and a one-time stock issuance of 10,000 shares of the Company’s $.001 par value common stock. During the nine months ended September 30, 2005, the Company issued the 10,000 shares.

On October 15, 2004, the Company entered into a distribution agreement with Lights Up Ministries, Inc. a Connecticut not for profit corporation to distribute its “Sunday in Manhattan” musical. Per the agreement, the Company will pay the producer 20% of collections after all distribution costs. The terms of the agreement commence on the date of signing and shall continue in perpetuity.

On November 10, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005 to the individual. The agreement is valid from the date of signing until the termination date of May 31, 2005. During the nine months ended September 30, 2005, the Company issued the 175,000 shares.

Note 11 – Related party transactions

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

Note 12 – Reclassification

The accounts for the comparative periods have been reclassified to conform to the presentation adopted in the current year.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	actual receipt of funds promised for the purchase of preferred stock and debt/equity investments;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

Einstein Properties

The Einstein Properties are the result of Dr. Smolanoff’s acquisition of the films from Peter A. Buckey. Peter A. Buckey, the son of one of Albert Einstein’s oldest and closest friends, provides a rare insight into Albert Einstein’s private life, opinions, and foibles that are now folded into unique and rare videos. We own original 16mm film footage of rare moments such as the family vacation when Einstein wrote that fateful letter to Franklin D. Roosevelt that led to the Manhattan Project. Peter was Einstein’s driver, and companion initiating extensive dialogue, keeping copious notes, and storing and recording priceless memories.

“Pages From A Rabbit Journal”™

“Pages From A Rabbit Journal”(, a children’s book and future film script was created by Dr. Smolanoff, President of the Company. The story is of The Rabbit Family’s adventures in their travels through the forest with many character developments along the path of their journey. The story has been turned into a series of twenty-two minute animated video episodes, each a cliff-hanger and with a positive children’s message.

“The Town That Arrested Santa Claus”™

“The Town That Arrested Santa Claus”(. A fully illustrated children’s story with a merry cast of Christmas characters in the newly discovered village of Forgottenville. Children of all ages will delight in this unique classic tale, rich with the true meaning and tradition of Christmas. Santa and Forgottenville’s citizens are almost tricked by Dr. S. Neak, until a young child comes to Santa’s rescue. This is anticipated to become a Christmas classic and will be available in book, CD and may become a television animated special.

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

“Street Justice”

“Street Justice” is an action drama set on the streets of Bronx, New York. It is the story of growing up in an infested neighborhood rancid with drugs and all manner of ghetto life. More important it is the story of a young African American man who found a way to survive on the street without becoming a creature of the street. As the story progresses he finds himself in a confrontational situation with the street hardened police beating his drug dealing brother to death in an arrest attempt. He is conflicted about doing the right thing for his brother while understanding the police actions, and finds himself in the middle of the conflict, and the middle of the world which he fought so hard to escape. The film is presently engaged in discussions with distributors and funding sources.

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

              The term of the agreement commenced on October 20, 2003 and will continue for a period of five years. We agreed to split Adjusted Gross Income equally (50/50) with PI. As of September 30, 2005, we have not received any income from this agreement.

Writer Development Agreement

On September 20, 2004, we entered into a Writer Development Agreement with Damian Lanfranchi, wherein Mr. Lanfranchi agreed to perform writing services for our proposed Einstein Project. Conditioned upon Mr. Lanfranchi’s full performance, we agreed to compensate Mr. Lanfranchi with a one-time advance against royalty payments of $2,500 upon receipt of funding equal to or greater than $2 million from any source, a one-time stock issuance of 10,000 shares of our common stock (issued March 3, 2005) and royalty payments of 5% of the net profits received if a motion picture is made and sold, and/or a DVD/video released, and/or a book is published based on Mr. Lanfranchi’s work. Royalty fees will be paid at the end of each quarter after receipt of monies and offset against the advance of $2,500.

Distribution Agreement – Sunday In Manhattan

On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, (“Producer”) with reference to the live musical production presently entitled “Sunday in Manhattan” (the “Product”) and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer’s fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. As of September 30, 2005, we have not generated any revenues from this property.

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

We have finished “The Town That Arrested Santa Claus”, a fully illustrated children’s story book narrative in animation, with the assistance of Pro Image, Inc. We are working to have this fully illustrated children’s story in distribution for Christmas 2005. Additionally, we are working on our Einstein documentary with several distributors. Presently, we are also engaged in discussions with distributors and funding sources for the film “Street Justice”.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development of the Company, for the investment of $8,000,000 in combination of preferred stock and debt. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor. We are anticipating receipt of the funds by the end of December 2005. If and when we receive the funds we will file a Form 8-K.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

Significant changes in the number of employees. In addition to our officers and directors we have 2 employees and have a consulting agreement with one individual. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members. The consultant has expertise in location scouting for film production.

Consultant

On July 5, 2005, we entered into a consulting agreement with Israel Calderon, wherein Mr. Calderon agreed to provide us with consulting services for development of location shooting for our film project “Street Justice”. We agreed to compensate Mr. Calderon with 10,000 shares of our common stock. The 10,000 shares were issued on July 26, 2005.

Liquidity and Capital Resources

Investment Agreement and Promissory Note

On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20th agreement. On November 16, 2004, we amended that agreement to extend the funding dates until September 29, 2005 and on November 3, 2005 we extended the funding dates to be within 10 days of the receipt of funds. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment as purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of our series C preferred stock to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

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

At our option the preferred stock shall be converted according to either of the following:

Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common stock issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is December 29, 2005, and if the 30-day average quoted closing price is $1 per share on December 29, 2006, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is December 29, 2005, on December 29, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

On June 20, 2003, we executed a Promissory Note with Johnnie King, our Director of Film Development for the principal amount of $4,000,000. On September 29, 2003, we executed a new Promissory Note to extend the funding dates under the note. On November 16, 2004, we amended that agreement to extend the funding date until September 29, 2005 and on November 3, 2005, we extended the funding dates to be within 10 days of the receipt of funds and the due date is on or before five years from the funding date. Pursuant to the note we promise to pay to the order of Johnnie King the sum of $4,000,000 together with interest thereon at 10% per annum as prescribed below. The sum and interest shall be paid in the following manner:

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

At our option the stock shall be converted according to either of the following:

Option 1-         Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is December 29, 2005, and if the 30-day average quoted closing price is $1 per share on December 29, 2006, Dr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2-          The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if funding date is December 29, 2005, on December 29, 2006 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock.

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

Since our inception we have incurred a net loss of $5,880,326 and at September 30, 2005 we had a stockholder’s deficit of $4,113,134. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on December 31, 2004 and September 30, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2004 and for the quarter ended September 30, 2005, which means that our current liabilities exceeded our current assets on December 31, 2004 by $3,833,221 and by $3,627,234 on September 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 and on September 30, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2005, we issued 10,000 shares of our common stock to Israel Calderon pursuant to his consulting agreement dated July 5, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with our president, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient’s had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

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

Date: November 10, 2005