Form 10KSB
period 2005-12-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2006-04-17
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The issuer’s revenues for its most recent fiscal year ended December 31, 2004. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 13, 2006 was $401,152.32 based on a share value of $0.09.

The number of shares of Common Stock, $0.001 par value, outstanding on April 13, 2006, was 11,862,348 shares.

Transitional Small Business Disclosure Format (check one): Yes __ No X

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our current lack of working capital;
o	the receipt of loans from officers and directors;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this filing references to “Twin Faces,” “Company,” “we,” “our,” and/or “us,” refers to Twin Faces East Entertainment Corporation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) Business Development

Twin Faces East Entertainment Corporation was incorporated under the laws of the State of Delaware on December 5, 1997 and re-incorporated under the laws of the State of Nevada on June 17, 1998.

We have an authorized capitalization of 20,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2005 there were 11,862,348 shares outstanding. We also have an authorized capitalization of 5,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2005 there were no preferred shares outstanding.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Our cash position may be inadequate to pay all of the costs associated with developing, production and marketing of projects. We have incurred losses of $6,442,425 from inception. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

For the years ended December 31, 2005 and December 31, 2004, we incurred net losses of $842,258 and $836,364, respectively. Our accumulated deficit at the end of December 31, 2005 was $6,442,425. As a result of our losses, our audited financial statements for the year ended December 31, 2005, indicate that there was substantial doubt about our ability to continue as a going concern.

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

The term of the agreement commenced on October 20, 2003 and will continue for a period of five years.     We agreed to split Adjusted Gross Income equally (50/50) with PI. As of December 31, 2005, we have not received any income from this agreement.

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

Distribution Agreement – Sunday In Manhattan

On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, (“Producer”) with reference to the live musical production presently entitled “Sunday in Manhattan” (the “Product”) and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer’s fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. As of December 31, 2005, we have not generated any revenues from this property.

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

Our success will depend to a significant degree on our ability to obtain and maintain copyright protection for “Pages from a Rabbit Journal”(, “The Town That Arrested Santa Claus”(, the Einstein properties and the “St. Lavra” documentary properties. There can be no assurance that we will obtain any copyright protection or that such protection will be of commercial benefit to us.

Personnel

In addition to our officers and directors we had 2 part-time employees as of December 31, 2005, none of which received cash compensation, but did accrue salaries during the first two quarters of the year. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff when our operations commence.

Employment Agreement

On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty. Under the terms of the agreement Mr. McEnulty will devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple’s resignation, which will be effective at the Board’s discretion and after funding from any source. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period.

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

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “TFAC”. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	0.11	0.065	0.15	0.04
2nd Quarter	0.11	0.01	0.10	0.04
3rd Quarter	0.11	0.02	0.04	0.04
4th Quarter	0.06	0.04	0.13	0.04

(b) Holders of Common Stock

As of April 13, 2006, we had approximately 59 stockholders of record of the 11,862,348 shares outstanding. Our closing bid stock price on April 13, 2006 was $0.05.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain two stock option plans to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. These stock option plans were adopted in 1998 and 2000 and have not been approved by our stockholders. The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plans.

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

In our 1998 Stock Option Plan we have reserved for issuance an aggregate of 500,000 shares of common stock and in our 2000 Stock Option Plan we have reserved for issuance an additional 600,000 shares of common stock on similar terms to the 1998 Stock Option Plan (collectively referred to as the “Stock Option Plans”). The Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

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

Plan of Operation

During the next twelve months we plan to focus our efforts on our development and production of our properties described in Item 1 above.

We have finished “The Town That Arrested Santa Claus”, a fully illustrated children’s story book narrative in animation, with the assistance of Pro Image, Inc. We are working to have this fully illustrated children’s story in distribution for Christmas 2006. Additionally, we are working on our Einstein documentary with several distributors. Presently, we are also engaged in discussions with distributors and funding sources for the film “Street Justice”.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has been stalled by our lack of cash. Under our current plan of operation we will be required to generate at least $800,000 (minimal cash requirement) to continue in operation for the next 12 months. We have entered into an investment agreement and promissory note with Johnnie King, Director of Film Development for the Company, for the investment of $8,000,000 in combination of preferred stock and debt. We have also entered into an investment agreement with Michael Smolanoff, President of the Company, wherein he agreed to make a $4,000,000 equity investment in the Company upon settlement of a lawsuit in his favor. We are anticipating receipt of the funds during fiscal 2006. If and when we receive the funds we will file a Form 8-K.

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

Significant changes in the number of employees. In addition to our officers and directors we have 2 part-time employees and have a consulting agreement with one individual. We are dependent upon Michael Smolanoff, President of the Company, Stan Teeple, VP and Secretary/Treasurer, Bruce Taffet, Director, and Johnny King, Director of Film Development. None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company. Therefore, we will need to hire full time operational staff as our operations commence. In the event we are successful in obtaining additional debt or equity, which will provide us with the cash to develop an entertainment product, then in that event we will be required to hire at least 2 additional full time staff members. The consultant has expertise in location scouting for film production.

Liquidity and Capital Resources

Investment Agreement and Promissory Note

On June 20, 2003, we entered into an Investment Agreement with Johnnie King, our Director of Film Development. On September 29, 2003, we executed a new Investment Agreement with Mr. King to extend the funding dates that we previously agreed on in the June 20th agreement. On November 16, 2004, we amended that agreement to extend the funding dates until September 29, 2005 and on November 3, 2005 we extended the funding dates to be within 10 days of the receipt of funds. Pursuant to the terms of the agreement, Mr. King will make a direct $4,000,000 cash investment through the purchase of series C preferred stock. Within 30 days of funding we will issue 1,000,000 shares of our series C preferred stock to Mr. King. The stock will carry conversion rights to common on an annual basis the first week of the funding month each year commencing the month of funding, for a period of 4 years according to the formula below.

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

At our option the preferred stock shall be converted according to either of the following:

Option 1- Average prior 30 days closing price on current quoted exchange or quotation service so the market value of the common stock issued is one million five hundred thousand dollars ($1,500,000). For example, if the funding date is December 29, 2006, and if the 30-day average quoted closing price is $1 per share on December 29, 2007, Mr. King will receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2- The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if the funding date is December 29, 2006, on December 29, 2007 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock in the Company.

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

At our option the stock shall be converted according to either of the following:

Option 1-         Average prior 30 days closing price on current quoted exchange so that market value of the common issued is one million five hundred thousand dollars. For example, if funding date is December 29, 2006, and if the 30-day average quoted closing price is $1 per share on December 29, 2007, Dr. Smolanoff would receive 1,500,000 shares of common stock for his 250,000 shares of preferred stock for a valuation conversion of 6 common shares for each preferred share.

Option 2-          The stock may be converted at a conversion ratio of 2 common shares for each preferred share. For example, if funding date is December 29, 2006, on December 29, 2007 we may convert the 250,000 shares of preferred stock to 500,000 shares of common stock.

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

Since our inception we have incurred a net loss of $6,442,425. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2005 and December 31, 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months based on funds from our operations and from the investment agreement and promissory note with Johnnie King for an investment of $8,000,000 in combination of preferred stock and debt. Also, from an investment agreement with Michael Smolanoff for an investment of up to $4,000,000 upon settlement of a lawsuit in his favor. If we do not receive the funds, as referred, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $4,427,557. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-KSB.

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

Name	Age	Positions and Offices held	Term
Michael Smolanoff, Ph.D.	63	CEO, President, and Director	Since 1997
Stanley L. Teeple	57	COO, CFO, Secretary/Treasurer and Director	Since 1997
Bruce N. Taffet	58	Director	Since 1998
Johnny King	37	Director of Film Development	Since 1999

Duties, Responsibilities and Experience

Michael Smolanoff, age 63, is Chief Executive Officer, President and Director of the Company since its inception. From 1993 to present, Dr. Smolanoff has been self employed selling scripts, articles, and music. Dr. Michael Smolanoff has over 30 years of experience in creative development fields. He is a Juilliard graduate and past professor at Rutgers University and Philadelphia Music Academy. He has written and produced a plethora of music albums, concerts, children’s programs, and works for the theatre. He is listed in the International Who’s Who of music, Who’s Who in America, Men of Achievement, Outstanding Young Men of America, and the Dictionary of Distinguished Americans. He is the creator and developer of the “Pages of a Rabbit Journal” and responsible for contract development to place this animated series with the Fox Kids Network as well as distribution agreements for placement into retail video stores nationwide. He is a member of the National Academy of Television Arts and Sciences, and the American Society of Composers, Authors and Publishers.

Stanley L. Teeple, age 57, is COO, CFO, Secretary, Treasurer and Director of the Company since March, 1997. From 1979 until present, Mr. Teeple has been President and Chief Executive Officer of Stan Teeple, Inc., a consulting firm specializing in business turnarounds. Stan had joined Dr. Smolanoff for development of the various assets and interests in the marketplace. Stan attended Business School at the University of Colorado and has a strong national brands corporate background. In Stan’s 20 plus year career as a management consultant, sales and marketing consultant, and turnaround specialist and counts among his business specialties, entertainment, intellectual property licensing, food manufacturing, the travel industry and retailing of everything from apparel to fast food. His recent client list includes, United Artists Theatre Circuit, General Mills, Inc., United Airlines, Inc., Kellogg’s USA, Warner Lambert and Premiere Innovations, Inc.

Bruce Taffet, age 58, is a Director of the Company since April 1998. From 1979 until present Mr. Taffet had worked as an executive within the Entertainment Industry. From 1995 until 2004, Bruce has been Executive Vice President of United Artists Theatre Circuit Regal Entertainment Group. Mr. Taffet has approximately 30 years experience in the entertainment industry. Beginning the theatre business in 1969, Bruce was the owner/operator of the Orkin Taffet Theatres in Jackson, Mississippi. Mr. Taffet has served as an officer or director with the National Association of Theatre Operators, National Association of Concessionaires, Variety Club of America, The 2% Club, and MPP Pioneers. Mr. Taffet is presently CEO of Bruce Taffet LLC, an entertainment consulting company.

Johnnie King, age 37, is Director of Film Development of the Company since 1999. Mr. King is a creative talented filmmaker who has collaborated with many of the great artists of this day. His mentor, Jamal Joseph is likened to such prominent filmmakers as Spike Lee, Mattie Rich, John Singleton and Furman Lee. Since High School he has been a prolific writer, producer, and director of films. He has worked with “City Kids” under the direction of Jamal where he produced and directed short films and videos.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting

18

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in there filings except for Dr. Smolanoff who failed to file a Form 4 reporting his receipt of 1,000,000 shares of our common stock on March 3, 2005 and 100,000 shares of our common stock on December 9, 2005.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and three directors operating as the management for the Company in 2005. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2005, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

On September 20, 2002, the Board of Directors appointed a Compensation Committee consisting of the Board’s outside Director Bruce Taffet, and R.H. Casto, a large investor and stockholder of the Company. The Committee has the obligation to make recommendations to the Board regarding all compensation issues involving officers of the Company and that those officers be bound by the recommendations of the Committee. Before the appointment of the

Compensation Committee, Michael Smolanoff, President, oversaw the compensation of our executive officers.

Compensation Committee’s Report on Executive Compensation

General. As noted above, the Compensation Committee of the Board of Directors consists of the Boards outside director Bruce Taffet, and R.H. Casto. The Compensation Committee is responsible for setting and administering the policies governing compensation of our executive officers including cash compensation and stock ownership programs. The goals of our compensation policy are to attract and retain executive officers who contribute to the overall success of the Company, by offering compensation which is competitive in the entertainment and film industry for companies of our size, to motivate executives to achieve the Company’s business objectives and to reward them for their achievements.

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

As overall policy, however, the Compensation Committee continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Compensation Committee’s policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-priced stock that will not confer value upon the officers unless and until the Company’s share price rises. The Compensation Committee expects that stock options will constitute a significant component of the compensation package provided to executive officers.

The Compensation Committee believes that cash bonuses are, at times, appropriate based upon the performance of the Company’s business compared to our internal expectations and general business conditions.

ITEM 10.	EXECUTIVE COMPENSATION.

Cash Compensation

During the fiscal year ended December 31, 2005 none of our officers or directors have received monetary compensation for their services as an officer or director, however, certain individuals did accrue salary.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us or our subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary Paid	Accumulative Accrual	Other Annual Compensation	Restricted Stock	Options	Other
Michael Smolanoff, President	2003	$-0-	$187,200	-0-	-0-	-0-	-0-
	2004	$-0-	$93,600 (1)	-0-	-0-	-0-	-0-
	2005	$-0-	$-0- (1)	-0-	1,000,000 (2)	-0-	-0-

Stanley L. Teeple, Secretary/Treasurer	2003	$-0-	$187,200	-0-	750,000 (3)	-0-	-0-
	2004	$-0-	$93,600 (1)	-0-	-0-	-0-	-0-
	2005	$-0-	$-0- (1)	-0-	-0-	-0-	-0-

(1)	Shares issued in satisfaction of accrued salaries.The Company stopped accruing salaries for Dr. Smolanoff and Mr. Teeple for the last two quarters of 2004 and the 4 quarters in 2005.
(2)	Shares issued in exchange for a reduction in accrued salary. Shares valued at $250,000.
(3)	Shares issued in satisfaction of accrued salary.

Employment Agreement

On January 1, 2002, we entered into an Employment Agreement with Frank McEnulty, wherein Mr. McEnulty agreed to devote half of his working time as Chief Financial Officer, Secretary and Treasurer concurrent with Mr. Teeple’s resignation. The term of the agreement shall begin shortly after the availability of project funding within the Company with compensation retroactive to January 1, 2002 and shall continue for a five-year period. Mr. McEnulty will receive a base salary of $150,000 per year, payable in accordance with our standard payroll procedures. While working half-time the base compensation shall be $75,000 per year. Mr. McEnulty shall receive family medical insurance coverage, life insurance equal to twice the annual base salary. An auto allowance will be provided, or alternately, a leased vehicle for company related use at a cost not to exceed $600 per month plus insurance, fuel, and operating maintenance. Mr. McEnulty shall receive a one time signing bonus of $20,000 to be paid with the first regular payroll and shall also receive an initial issuance of common stock for services rendered prior to the Agreement of 200,000 shares of our common stock, which shall be subject to Rule 144 Restrictions and shall be issued upon receipt of funding of the Company and concurrent with the resignation of our present Secretary and Treasurer, Stanley Teeple. As of

December 31, 2005, Mr. McEnulty has not received any compensation but has accrued salary during the first two quarters of 2004. We stopped accruing Mr. McEnulty’s salary for the last 2 quarters of the 2004 and all 4 quarters of 2005. We have issued 800,000 shares of our $0.001 par value common stock to Mr. McEnulty in satisfaction of accrued salary.

Stock options

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors’ Plan (the “Directors’ Plan”). On January 1, 2000, the Company’s Board of Directors adopted the 2000 Stock Option Plan, which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the “Stock Option Plans”), as described below. Generally, all options terminate ninety days after a change in control of the Company.

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

	Year ended December 31, 2005		Year ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65

Options exercisable at end of period	500,000		500,000

Options available for future grant	600,000	600,000
Weighted average minimum fair value of options granted during the period	$0.517	$0.517

The weighted average minimum fair value of options granted during the three years in the period ended December 31, 2005, estimated on the date of grant were determined using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Exercise Price
$0.25	300,000	0.50 years	$0.25	300,000	$0.25
$1.00	200,000	0.90 years	$1.25	200,000	$1.25

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 13, 2006 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 11,862,348 shares of common stock outstanding.

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

Name of Officer, Director and Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Michael Smolanoff, President & Director 888 Holmdel Rd. Holmdel, NJ 07733	3,225,500 (2)	27%
Stan Teeple, Secretary/Treasurer, CFO & Director 2857 Hartwick Pines Dr. Henderson, NV 89052	1,712,000 (3)	14%
Bruce Taffet, Director 5644 Irish Pat Murphy Dr. Parker, Co 80134	155,600	1%
Frank McEnulty, Future CFO 3261 Julian Ave. Long Beach, CA 90808	912,000	8%
Johnnie King, Director of Film Development 167 Memorial Ln. Mt. Laurel, NJ 08054	400,000	37%
Nelson Veladez Jr., Beneficial Stockholder 6714 Surfside Blvd. Apollo Beach, FL 33572	500,000	4%
All Directors, Officers, & Beneficial Holders as a Group	6,905,100	58%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2)	1,220,000 shares of the 3,225,500 shares are owned by Michael Smolanoff and his wife.
(3)	950,000 shares of the 1,712,000 shares are owned by Stan Teeple and his wife.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Office services are provided without charge by Stan Teeple, a director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein.

Stan Teeple, Executive VP, Secretary/Treasurer of the Company, announced he will be taking a position with Smoking Enterprises, Inc. and would be conflicted to operate both capacities. However, Mr. Teeple will remain as a Director and as a paid consultant to the Company in the area of operations and assist his replacement in every way possible. Mr. Teeple’s resignation will be effective at the Board’s discretion and after funding from any source.

ITEM 13.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description
2	Asset Purchase Agreement between TFAC and Pangaea Education Systems, LLC, dated January 1, 2001 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 15, 2002)
3(i)(a)	Articles of Incorporation of Twin Faces dated December 5, 1997 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
3(i)(b)	Articles of Incorporation of Twin Faces dated May 11, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
3(i)(c)	Articles of Incorporation of Pangaea Education Systems, LLC, dated October 25, 2001 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 15, 2002)
3(ii)(a)	Bylaws for Twin Faces dated June 17, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
3(ii)(b)	Bylaws of Pangaea Educations Systems, LLC dated October 25, 2001 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 15, 2002)
4	Instruments Defining the Rights of Security Holders (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.1	Employment Agreement of Michael Smolanoff dated May 1, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.2	Employment Agreement of Stanley L. Teeple dated May 1, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.3	1998 Stock Option Plan (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.4	Asset & Property Profile dated July 6, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.5	Agreement with Uprise Entertainment dated February 10, 1998 (Incorporated by reference to the exhibits to Form 10-SB filed on February 19, 1999)
10.6	Investment Agreement with Magellan Concepts dated February 25, 2002 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 15, 2002)
10.7	Asset Acquisition Agreement with Pangaea dated October 24, 2001 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2002)
10.8	Dissolution Agreement between Twin Faces, Pangaea and Dr. Suzanne Miller dated October 28, 2002 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 14, 2002)
10.9	Consulting Agreement with Frank Bauco dated June 30, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.10	Consulting Agreement with Crawamerica,Inc. dated June 30, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.11	Development Financing Agreement for “Jack London’s Call of the Wiled” dated September 22, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.12	Consulting Agreement with Interstate Housing Resources dated April 15, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.13	Investment Agreement with Johnnie King dated September 29, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.14	Promissory Note with Johnnie King dated September 29, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.15	Consulting Agreement with Jay Maiolini dated June 30, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.16	Consulting Agreement with Frank McEnulty dated June 30, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.17	Consulting Agreement with MSquare dated April 15, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)

10.18	Consulting Agreement with Vijay dated June 30, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.19	Investment Agreement with Johnnie King dated June 20, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.20	Promissory Note with Johnnie King dated June 20, 2003 (Incorporated by reference to the exhibits to Form 10-QSB filed on November 7, 2003)
10.21	Employment Agreement of Frank McEnulty dated January 1, 2002 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 23, 2003)
10.22	Investment Agreement/Preferred Stock Purchase with Michael Smolanoff dated November 11, 2003 (Incorporated by reference to the exhibits to form 10-KSB filed on May 21, 2004)
10.23	Music Duplication and Distribution Agreement with Pro Image, Inc. dated October 20, 2003 (Incorporated by reference to the exhibits to form 10-KSB filed on May 21, 2004)
10.24	Development Financing Agreement with O’Dea & Company, LLC dated December 16, 2003 (Incorporated by reference to the exhibits to Form 10-KSB filed on May 21, 2004)
10.25	Consulting Agreement of Bart Pellegrino dated November 11, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 23, 2005)
10.26	Distribution Agreement – Sunday dated October 15, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 23, 2005)
10.27	Writer Development Agreement with Damian LaFranche dated September 20, 2004 (Incorporated by reference to the exhibits to Form 10-KSB filed on February 23, 2005)
31.1*	Certification of Michael Smolanoff pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Stanley Teeple Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Micahel Smolanoff pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Stanely Teeple pursuant to Section 906 of the Sarbanes-Oxley Act.

_____

* Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 and 2004 were $12,250 and $9,750, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for assurance and related services by Beckstead and Watts, LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2005 were $0.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Beckstead and Watts, LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were included in the audit and review fees. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Beckstead and Watts, LLP, other than those services reported above, for those fiscal years were $-0- and $-0-, respectively.

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

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Michael Smolanoff	CEO/President	April 17, 2006
Michael Smolanoff	Director

/s/ Stanley Teeple	COO/CFO/Treasurer	April 17, 2006
Stanley L. Teeple	Secretary/Director

/s/ Bruce Taffet
Bruce Taffet	Director	April 17, 2006

TABLE OF CONTENTS

PAGE

Independent Auditors’ Report	F-1

Balance Sheets	F-2

Statement of Operations	F-3

Statement of Stockholders’ Equity	F-4 – F-5

Statement of Cash Flows	F-6

Footnotes	F-7 – F-16

Beckstead and Watts, LLP

Certified Public Accountants

2425 Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Twin Faces East Entertainment Corporation (the “Company”) (A Development Stage Company), as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from December 5, 1997 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Faces East Entertainment Corporation (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and for the period December 5, 1997 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 12, 2006

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Balance Sheet

	December 31,
	2005	2004
Assets

Current assets:
Cash and equivalents	$25	$7
Total current assets	25	7

	$25	$7

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued salaries and benefits	$1,179,965	$1,633,965
Other accrued expenses	2,111,958	1,740,514
Accrued payroll taxes	191,035	-
Stockholders' advances	458,749	458,749
Note payable	40,900	40,900
Note payable - related party	445,000	445,000
Total current liabilities	4,427,607	4,319,128

	4,427,607	4,319,128

Commitments and Contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 11,862,348 and 9,717,348 shares issued
and outstanding as of 12/31/05 and 12/31/04, respectively	11,862	9,717
Additional paid-in capital	2,002,981	1,271,329
(Deficit) accumulated during development stage	(6,442,425)	(5,600,167)
	(4,427,582)	(4,319,121)
	$25	$7

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Statement of Operations

for the years ended December 31, 2005 and 2004

and for the period December 5, 1997 (inception) to December 31, 2005

			December 5, 1997
	For the years ended		(inception) to
	December 31,		December 31,
	2005	2004	2005

Pre-Operating Revenue
Interest income	$-	$-	$878

Pre-Operating Expenses:
Professional services	309,838	84,446	1,711,892
Salaries and benefits	406,738	317,624	2,589,521
Travel	51,111	41,063	358,349
Automobile	21,809	77,956	349,231
Transportation	-	-	152,469
Miscellaneous	5,525	21,546	90,349
Insurance	3,493	59,150	222,492
Telephone	2,654	14,188	93,024
Office and postage	11,640	19,626	129,098
Entertainment and meals	-	-	152,413
Pre-production costs	10,000	-	107,797
Advertising	-	-	1,823
Depreciation and amortization	-	-	1,103
	822,808	635,599	5,959,561

Net pre-operating (loss)	(822,808)	(635,599)	(5,958,683)

Other income (expense):
Gain on forgiveness of debt	50,000	98,870	148,870
Loss on investment	-	(230,000)	(230,000)
Interest	(69,450)	(69,635)	(277,012)
Total other income (expense)	(19,450)	(200,765)	(358,142)

Provision for income taxes	-	-	-

Net (loss) before discontinued operations	(842,258)	(836,364)	(6,316,825)
(Loss) from discontinued operations	-	-	(125,600)

Net (loss)	$(842,258)	$(836,364)	$(6,442,425)

Weighted average number of
common shares outstanding - basic and fully diluted	11,426,512	9,717,348

Net (loss) per share - basic and fully diluted	$(0.07)	$(0.09)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2005

	Common Stock		Preferred Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount

Balance, December 31, 1997	-	$-	-	$-	$-	$-	$-

Shares issued for cash	88,115	88			94,330		94,418
Shares issued for intellectual property rights	1,764,000	1,764			(1,764)		-
Shares issued for services - related party	1,236,000	1,236			97,054		98,290
Four-for-one stock split	9,264,345	9,264			(9,264)		-
Retirement of stock	(9,000,000)	(9,000)			9,000		-
Shares issued for cash	1,600	2			3,098		3,100
Shares issued for services - related party	57,000	57			15,568		15,625

Net (loss) for the year ended December 31, 1998						(291,749)	(291,749)
Balance, December 31, 1998	3,411,060	3,411	-	-	208,022	(291,749)	(80,316)

Shares issued for cash	44,400	44			21,826		21,870
Application of deferred offering costs					(85,625)		(85,625)
Shares issued to vendors for services	660,000	660			120,115		120,775
Shares issued for services - related party	268,889	269			155,981		156,250

Net (loss) for the year ended December 31, 1999						(651,888)	(651,888)
Balance, December 31, 1999	4,384,349	4,384	-	-	420,319	(943,637)	(518,934)

Shares issued for consulting services	100,000	100			62,400		62,500
Shares issued for legal services	33,000	33			11,309		11,342
Shares issued to satisfy accrued salaries - related party	1,000,000	1,000			199,000		200,000
Shares issued for consulting services	10,000	10			1,240		1,250
Shares issued for consulting services	100,000	100			12,400		12,500

Net (loss) for the year ended December 31, 2000						(869,315)	(869,315)
Balance, December 31, 2000	5,627,349	5,627	-	-	706,668	(1,812,952)	(1,100,657)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Changes in Stockholders' Equity

for the period December 5, 1997 (Inception) to December 31, 2005 (Continued)

Shares issued to acquire Pangaea Education Systems, Inc.			1,500,000	1,500			1,500
Shares issued to satisfy accrued salaries - related party	1,100,000	1,100			273,900		275,000
Shares issued for consulting services	666,666	667			59,333		60,000
Shares issued for consulting services	250,000	250			22,250		22,500

Net (loss) for the year ended December 31, 2001						(293,277)	(293,277)
Balance, December 31, 2001	7,644,015	7,644	1,500,000	1,500	1,062,151	(2,106,229)	(1,034,934)

Rescinded shares of preferred stock			(1,500,000)	(1,500)			(1,500)
Shares issued for contractual payment to acquire Magellan	500,000	500			49,500		50,000
Shares issued as employment enticement	50,000	50			4,950		5,000
Shares issued as debt enticement	333,333	333			19,667		20,000
Prior period adjustment						30,025	30,025

Net (loss) for the year ended December 31, 2002						(1,356,952)	(1,356,952)
Balance, December 31, 2002	8,527,348	8,527	-	-	1,136,268	(3,433,156)	(2,288,361)

Shares issued to satisfy accrued salaries - related party	850,000	850			98,600		99,450
Shares issued for commission expense - related party	200,000	200			19,800		20,000
Shares issued for consulting services	140,000	140			16,660		16,800

Net (loss) for the year ended December 31, 2003						(1,330,647)	(1,330,647)
Balance, December 31, 2003	9,717,348	9,717	-	-	1,271,328	(4,763,803)	(3,482,758)

Net (loss) for the year ended December 31, 2004						(836,364)	(836,364)
Balance, December 31, 2004	9,717,348	9,717	-	-	1,271,328	(5,600,167)	(4,319,122)

Shares issued to satisfy accrued salaries - related party	1,500,000	1,500			373,500		375,000
Shares issued to satisfy accrued expenses	300,000	300			74,700		75,000
Shares issued for preproduction costs - related party	100,000	100			9,900		10,000
Shares issued for consulting servies	245,000	245			23,540		23,785
Interest forgiveness - related party					95,013		95,013
Debt forgiveness - related party					155,000		155,000

Net (loss) for the year ended December 31, 2005						(842,258)	(842,258)
Balance, December 31, 2005	11,862,348	$11,862	-	$-	$2,002,981	$(6,442,425)	$(4,427,582)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Cash Flows

for the years ended December 31, 2005 and 2004

and for the period December 5, 1997 (inception) to December 31, 2005

			December 5, 1997
	For the years ended		(inception)
	December 31,		to December 31,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$(842,258)	$(836,364)	$(6,442,425)
Loss on investment	-	230,000	230,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation expense	-	-	1,103
Shares issued for consulting services	23,785	-	515,992
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for preproduction costs - related party	10,000	-	10,000
Shares issued for salaries - related party	375,000	-	949,450
Shares issued for accrued expenses	75,000	-	75,000
Forgiveness of accrued salaries and benefits	155,000	-	155,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	(454,000)	339,099	1,179,965
Increase in other accrued expenses	371,443	320,267	2,111,957
Increase in accrued payroll tax	191,035	-	191,035
Net cash (used) by operating activities	(94,995)	53,002	(977,923)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash provided by investing activities	-	-	(181,102)

Cash flows from financing activities
Stockholders' advances	-	(73,000)	458,749
Proceeds from long-term debt	-	20,000	485,900
Forgiveness of interest	95,013	-	95,013
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	95,013	(53,000)	1,159,050

Net increase (decrease) in cash	18	2	25
Cash and equivalents - beginning	7	5	-
Cash and equivalents - ending	$25	$7	$25

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Shares issued for consulting services	$23,785	$-	$515,992
Number of shares issued for consulting services	245,000	-	3,407,666
Shares issued to satisfy accrued salaries - related party	$375,000	$-	$949,450
Number of shares issued to satisfy accrued salaries - related party	1,500,000	-	4,450,000
Shares issued for employment enticement	$-	$-	$5,000
Number of shares issued for employment enticement	-	-	50,000

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

Consolidated Statement of Cash Flows

for the years ended December 31, 2005 and 2004

and for the period December 5, 1997 (inception) to December 31, 2005 (Continued)

Shares issued for debt enticement	$-	$-	$20,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	$-	$-	$50,000
Number of shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$-	$-	$20,000
Number of shares issued for commission expense	-	-	200,000
Shares issued for accrued expenses	$75,000	$-	$75,000
Number of shares issued for accrued expenses	300,000	-	300,000
Shares issued for preproduction costs	$10,000	$-	$10,000
Number of shares issued for preproduction costs	100,000	-	100,000

The accompanying notes are an integral part of these financial statements.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Significant accounting policies and procedures

Organization

The Company was organized December 5, 1997 (Date of Inception) under the laws of the State of Delaware, as Twin Faces East Entertainment Corporation. The Company reincorporated in the State of Nevada on June 17, 1998. The Company is involved in motion picture production.

The Company has limited operations. Pursuant to Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

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

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share.” Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2005.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the year ended December 31, 2005.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2005.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not believe adopting this new standard will have a significant impact on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections,” a replacement of APB Opinion 20 and FASB Statement No. 3. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 31, 2005. The Company does not believe adopting this new standard will have a significant impact on its financial statements.

Stock Options

The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Accordingly, the Company applies Accounting Principles Board Opinion No. 25 to its stock-based compensation awards to employees.

Year-end

The Company has selected December 31 as its year-end.

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

The Company has been in the development stage since its inception. As shown in the accompanying financial statements, the Company has incurred a net loss since its inception, which has resulted in a deficit accumulated during the development stage of $6,472,450. Capital advances from stockholders are the Company’s only current source of funds. As such, the Company’s continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations.

Note 3 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

31, 2005, the Company had approximately $6,442,425 of accumulated net losses and $5,926,433 of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss	$5,926,433	$5,084,175
Total deferred tax assets	5,926,433	5,084,175

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	5,926,433	5,084,175
Less: Valuation allowance	(5,926,433)	(5,084,175)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2005	2004
Federal and state statutory rate	$2,014,987	$1,728,620
Change in valuation allowance on deferred tax assets	(2,014,987)	(1,728,620)
Total income tax benefit	$-0-	$-0-

Note 4 – Investments

During the year ended December 31, 2002, the Company entered into a contract with Magellan International, Inc. to purchase 25% of Magellan plus assignment of contractual rights to a marketing agreement for consideration of $180,000 cash and 500,000 shares of the Company’s $0.001 par value common stock. As of December 31, 2004, the Company terminated its agreement due to non-performance and wrote down 100% its investment in Magellan International in the amount of $230,000.

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Note 5 – Accrued salaries and benefits

Accrued salaries and benefits totaling $1,179,965 are due to officers and employees of the Company. The Company reduced accrued salaries and benefits by $375,000 and issued a total of 1,500,000 shares of its $0.001 par value common stock to officers of the Company. The officers of the Company voluntarily waived payment or accrual of any compensation for year ended December 31, 2005. During the year ended December 31, 2005, The Company recorded $155,000 of additional paid in capital due to the forgiveness of salaries and benefits.

The Company recorded $406,738 and $317,624 in salaries and benefits expense for the years ending December 31, 2005 and 2004, respectively.

Note 6 – Accrued expenses

As of December 31, 2005, the Company has accrued expenses totaling $2,111,958. During the year ended December 31, 2005, the Company reduced accrued expenses by $75,000 and issued 300,000 shares of its $0.001 par value common stock a director of the Company.

On July 1, 2005, the Company received a notice from a vendor indicating that he would forgive $50,000 of the balance owed to him for consulting services. The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain of $50,000 has been included as gain on extinguishment of debt.

Note 7 – Accrued payroll taxes

During the year ended December 31, 2005, the Company estimated federal and state payroll taxes of $191,035 related to the payment of officer salaries and benefits with stock issuances and the accrual of salaries. Prior to 2005, the Company did not record the accrual of payroll taxes because no cash payments were actually made. In anticipation of paying some of the salaries and benefits that have accrued, the Company accrued the payroll tax liability.

Note 8 – Stockholder advances

The advances are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings. As of December 31, 2005 and 2004, the balance owed is $458,749 and $458,749, respectively

Note 9 – Notes payable

On September 24, 2000, the Company’s Board of Directors accepted a loan agreement for $40,900. On the following business day after the weekend opening of the film, the lender will receive a total of $50,000, which includes $40,900 of principal and $9,100 of interest. In addition, the lender will receive the greater of $25,000 or 2% of the opening box office gross of the film. Currently, this project is in the negotiation process and actual production has not commenced. The Company may elect to pay this note with cash if the film does not get into

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

production. As of December 31, 2005 and 2004, the amounts owed are $40,900 and $40,900, respectively.

Note 10 – Notes payable – related party

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

The four loan agreements are with four entities that are shareholders of the Company. All entities are controlled and owned by one individual who is also a shareholder of the Company. As of September 30, 2005 and 2004, the aggregate amounts owned are $445,000 and $445,000, respectively.

On July 1, 2005, the Company received a notice from the management and owner of the four entities indicating that all interest would be waived from July 1, 2005 through December 31, 2005. Also, during the fourth quarter of 2005, the Company received notice from the management and owner of the four entities that $60,000 of accrued interest was forgiven. During the year ended December 31, 2005 and 2004, the Company recorded donated capital in the amounts of $95,013 and $0, respectively.

The Company has recorded $69,450 and $69,635 in interest expense for the years ended December 31, 2005 and 2004, respectively.

Note 11 – Related party transactions

The Company has accrued reimbursement of office expenses and overhead costs paid by related parties in the amount of $16,945 for the year ended December 31, 2005. As of December 31, 2005, the Company has accrued $2,111,958 in reimbursable expenses.

The Company does not lease or rent any property. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 12 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During March 1998, the Company completed an exempt placement of securities of 2,860 shares of its $0.001 par value common stock and 2,860 warrants pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission (“Regulation D”). Each warrant permits the holder to purchase one share of the Company’s $0.001 par value common stock at a price of $5.00 per share during a period beginning March 27, 1998 and ending March 27, 2003.

In June 1998, the Company completed an exempt placement of securities of 40,000 shares of its $0.001 par value common stock pursuant to Regulation D.

In September 1998, the Company completed an exempt placement of securities of 45,255 shares of its $0.001 par value common stock pursuant to Regulation D.

During the year ended December 31, 1998, the Company issued 1,764,000 shares of its $0.001 par value common stock in exchange for certain intellectual property rights contributed by the Company’s Chief Executive Officer. The property rights are valued at the par value of the underlying shares, or $1,764.

During the year ended December 31, 1998, the Company issued 1,293,000 shares of its $0.001 par value common stock to the founding stockholders, the Company’s securities counsel and other financial advisors for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.

During October 1998, the Company effected a 4-for-1 stock split. Concurrent with the stock split, the founding stockholders voluntarily retired 9,000,000 shares of the common stock at the common stock’s par value.

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

During the year ended December 31, 2000, the Company issued 243,000 shares of its $0.001 par value common stock to the Company’s securities counsel and other financial advisors for various promotional and professional services provided on behalf of the Company. All stock was issued for approximately the fair market value of the consideration received.

During the year ended December 31, 2000, 1,000,000 shares of the Company’s $0.001 par value common stock were issued at $0.20 per share to the officers as payment of $200,000 against the accrued salaries and benefits.

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

During the year ended December 31, 2005, the Company issued 1,500,000 shares of its $0.001 par value stock to three officers and/or directors in exchange for a reduction of accrued salary salaries and benefits totaling $375,000.

During the year ended December 31, 2005, the Company issued 300,000 shares of its $0.001 par value stock to three officers and/or directors in exchange for a reduction of accrued expenses totaling $75,000.

During the year ended December 31, 2005, the Company issued 100,000 shares of its $0.001 par value stock to an officer and director for fulfillment of a writers development agreement valued at $10,000.

During the year ended December 31, 2005, the Company issued 245,000 shares of its $0.001 par value common stock to individuals for consulting services valued at $23,785.

During the year ended December 31, 2005, the Company recorded donated capital of $95,013 related to the forgiveness and waiver of interest on the notes payable – related party.

During the year ended December 31, 2005, the Company recorded donated capital of $155,000 related to the forgiveness of accrued salaries and benefits by officers and/or directors of the Company.

As of December 31, 2005, no other shares of common stock have been issued.

Note 13 – Stock options

The Company has reserved for issuance an aggregate of 500,000 shares of common stock for issuance under its 1998 Stock Option Plan and Non-Employee Directors’ Plan (the “Directors’ Plan”). On January 1, 2000, the Company’s Board of Directors adopted the 2000 Stock Option Plan which provides for issuance of an additional 600,000 shares of common stock on similar terms to its 1998 Stock Option Plan (collectively referred to as the “Stock Option Plans”), as described below. Additional stock option awards are anticipated in future years. Generally, all options terminate ninety days after a change in control of the Company.

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

	Year ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65

Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$-0-		$-0-

Additional stock option awards are anticipated in future years.The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company’s Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company’s net loss available to common stockholders would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004
Net loss available to common stockholders:
As reported	$(842,258)	$(836,365)
Pro Forma	$(842,258)	$(836,365)

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

The weighted average minimum fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 109%, risk-free interest rate range of 5.81% to 6.09% depending on the grant date, and an expected life of five years.

The following table presents summarized information about stock options outstanding as of December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Exercise Price
$0.25	300,000	0.50 years	$0.25	300,000	$0.25
$1.00	200,000	0.90 years	$1.25	200,000	$1.25

Note 14 – Commitments and contingencies

The Company has entered into employment contracts with certain officers. The contracts are for an initial period of five years each and are being extended year-to-year at the same fixed rates of compensation until new contracts are negotiated. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment. The Company officers voluntarily waived any salary payment or accrual for the last half of the year ended December 31, 2005.

On September 30, 2004, the Company entered into a “Writer Development Agreement” with an individual whereby the individual will perform writing services specific to a single project in exchange for $2,500 upon receipt of funding equal to or greater than $2,000,000 from the sale of the project and a one-time stock issuance of 10,000 shares of the Company’s $.001 par value common stock. During the year ended December 31, 2005, the Company issued the 10,000 shares.

On October 15, 2004, the Company entered into a distribution agreement with Lights Up Ministries, Inc. a Connecticut not for profit corporation to distribute its “Sunday in Manhattan” musical. Per the agreement, the Company will pay the producer 20% of collections after all distribution costs. The terms of the agreement commence on the date of signing and shall continue in perpetuity.

On November 10, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005 to the individual. The

TWIN FACES EAST ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to Financial Statements

agreement is valid from the date of signing until the termination date of May 31, 2005. During the year ended December 31, 2005, the Company issued the 175,000 shares.

Note 15 – Reclassification

The accounts for the comparative periods have been reclassified to conform to the presentation adopted in the current year.