Form 10QSB
period 2006-03-31
TWIN FACES EAST ENTERTAINMENT CORP
filed 2006-06-23
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25415

Twin Faces East Entertainment Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	94-3326901
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2857 Hartwick Pines Dr.

Henderson, Nevada 89052

(Address of principal executive offices)

(702) 617-8832

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on June 19, 2006, was 11,862,348 shares.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Balance Sheet

(unaudited)

March 31,
2006
Assets

Current assets:
Cash and equivalents	$15
Total current assets	15

$15

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued salaries and benefits	$1,181,885
Other accrued expenses	2,184,305
Accrued payroll taxes	208,574
Stockholders' advances	458,749
Note payable	40,900
Note payable - related party	445,000
Total current liabilities	4,519,413

Commitments and Contingencies	-

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 11,862,348 shares issued and outstanding	11,862
Additional paid-in capital	2,020,344
(Deficit) accumulated during development stage	(6,551,604)
(4,519,398)

$15

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statements of Operations

for the three months ended March 31, 2006 and 2005

and for the period December 5, 1997 (inception) to March 31, 2006

(unaudited)

			December 5, 1997
	For the three months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006

Pre-Operating Revenue
Interest income	$-	$-	$878

Pre-Operating Expenses:
Professional services	15,000	19,043	1,726,892
Salaries and benefits	42,539	25,000	2,632,060
Travel	4,935	11,431	363,284
Automobile	4,597	9,443	353,828
Transportation	-	-	152,469
Miscellaneous	479	30	90,828
Insurance	18,442	15,406	240,934
Telephone	654	2,403	93,678
Office and postage	5,170	11,684	134,268
Entertainment and meals	-	-	152,413
Pre-production costs	-	-	107,797
Advertising	-	-	1,823
Depreciation and amortization	-	-	1,103
	91,816	94,440	6,051,377

Net pre-operating (loss)	(91,816)	(94,440)	(6,050,499)

Other income (expense):
Gain on forgiveness of debt	-	-	148,870
Loss on investment	-	-	(230,000)
Interest	(17,363)	(13,094)	(294,375)
Total other income (expense)	(17,363)	(13,094)	(375,505)

Provision for income taxes	-	-	-

Net (loss) before discontinued operations	(109,179)	(107,534)	(6,426,004)
(Loss) from discontinued operations	-	-	(125,600)

Net (loss)	$(109,179)	$(107,534)	$(6,551,604)

Weighted average number of
common shares outstanding - basic and fully diluted	11,862,348	10,423,126

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statement of Cash Flows

for the three months ended March 31, 2006 and 2005

and for the period December 5, 1997 (inception) to March 31, 2006

(unaudited)

			December 5, 1997
	For the three months ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(109,179)	$(107,534)	$(6,551,604)
Loss on investment	-	-	230,000
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation expense	-	-	1,103
Shares issued for consulting services	-	18,500	515,992
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for preproduction costs - related party	-	-	10,000
Shares issued for salaries - related party	-	375,000	949,450
Shares issued for accrued expenses	-	75,000	75,000
Forgiveness of accrued salaries and benefits	-	-	155,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	1,920	(347,300)	1,181,885
Increase (decrease) in other accrued expenses	72,347	(13,656)	2,184,304
Increase in accrued payroll tax	17,539	-	208,574
Net cash provided (used) by operating activities	(17,373)	10	(995,296)

Cash flows from investing activities
Purchase of equipment	-	-	(1,102)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash (used) by investing activities	-	-	(181,102)

Cash flows from financing activities
Stockholders' advances	-	-	458,749
Proceeds from long-term debt	-	-	485,900
Forgiveness of interest	17,363	-	112,376
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	17.363	-	1,176,413

Net increase (decrease) in cash	(10)	10	15
Cash and equivalents - beginning	25	7	-
Cash and equivalents - ending	$15	$17	$15

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash transactions:
Shares issued for consulting services	$-	$-	$515,992
Number of shares issued for consulting services	-	-	3,407,666
Shares issued to satisfy accrued salaries - related party	$-	$-	$949,450
Number of shares issued to satisfy accrued salaries - related party	-	-	4,450,000
Shares issued for employment enticement	$-	$-	$5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt enticement	$-	$-	$20,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	$-	$-	$50,000
Number of shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$-	$-	$20,000
Number of shares issued for commission expense	-	-	200,000
Shares issued for accrued expenses	$-	$-	$75,000
Number of shares issued for accrued expenses	-	-	300,000
Shares issued for preproduction costs	$-	$-	$10,000
Number of shares issued for preproduction costs	-	-	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company has been in the development stage since its inception. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended March 31, 2006 of ($6,551,604). Capital advances from stockholders are the Company’s only current source of funds. As such, the Company’s continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Accrued salaries and benefits

During the three months ended March 31, 2006, the Company has not accrued nor paid any salary or benefits to its officers for the 7th consecutive quarter.

As of March 31, 2006, the Company has accrued salaries and benefits totaling $1,181,885 due to officers and directors of the Company.

Note 4 – Accrued expenses

During the three months ended March 31, 2006, the Company had accrued expenses totaling $2,184,305.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 5 – Stockholder advances

The advances from the three individuals, who are officers, directors and shareholders, are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings. As of March 31, 2006 , the balance owed is $458,749.

Note 6 – Notes payable

On September 24, 2000, the Company’s Board of Directors accepted a loan agreement for $40,900. On the following business day after the weekend opening of the film, the lender will receive a total of $50,000, which includes $40,900 of principal and $9,100 of interest. In addition, the lender will receive the greater of $25,000 or 2% of the opening box office gross of the film. Currently, this project is in the negotiation process and actual production has not commenced. As of March 31, 2006 the amount owed is $40,900, respectively.

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

The four loan agreements are with four entities that are shareholders of the Company. All entities are controlled and owned by one individual who is also a shareholder of the Company. As of March 31, 2006, the aggregate amount owed is $445,000, respectively.

On July 1, 2005, the Company received a notice from the management and owner of the four entities indicating that all interest would be waived from July 1, 2005 until funding was received by the Company. During the quarter ended March 31, 2006, the Company recorded donated capital in the amount of $17,363.

Note 8 – Stockholders’ (deficit)

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

As of March 31, 2006, there have been no additional equity transactions since December 31, 2005.

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

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	--	--	--	--
Outstanding at end of period	500,000	$0.65	500,000	$0.65
Options exercisable at end of period	500,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0.517		$0.517

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. The adoption of SFAS No. 123R had no impact on the financial statements as of March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company’s Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, the Company’s net loss available to common stockholders would not have been effected for the three months ended March 31, 2005 as reported.

The following table presents summarized information about stock options outstanding as of March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 3/31/06	Weighted Average Exercise Price

$0.25	300,000	.25 years	$0.25	300,000	$0.25

$1.00	200,000	.65 years	$1.25	200,000	$1.25

Note 10 – Commitments and contingencies

The Company has entered into employment contracts with certain officers. The contracts are for a period of five years each. In consideration, the officers have agreed that they would not directly or indirectly compete against the Company for a period of one year following termination of employment. The contracts have expired and new contracts have been negotiated and are expected to be signed upon receipt of funding.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

For the period through March 31, 2006 the Company estimated federal and state payroll taxes of $208,574 related to stock issuances and accumulated salary and benefits to officers and directors.

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

On November 10, 2004, the Company entered into a consulting agreement with an individual to provide consulting services valued at $100,000, and $5,000 per month effective March 1, 2005 related to the promotion and sale of productions produced by the Company. Per the Agreement, the Company has also agreed to issue 175,000 shares of its $.001 par value restricted stock no later than January 10, 2005 to the individual. The agreement is valid from the date of signing until the termination date of May 31, 2005 at which time the $5,000 monthly fee took affect.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	the receipt of loans from officers and directors;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

We agreed to split Adjusted Gross Income equally (50/50) with PI. As of March 31, 2006, we have not received any income from this agreement.

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

Distribution Agreement – Sunday In Manhattan

On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, (“Producer”) with reference to the live musical production presently entitled “Sunday in Manhattan” (the “Product”) and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer’s fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. As of March 31, 2006, we have not generated any revenues from this property.

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

Since our inception we have incurred a net loss of $6,551,604. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the period ended March 31, 2006, which means that our current liabilities exceeded our current assets on March 31, 2006 by $4,519,398. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

By:/s/ Stanley L. Teeple

Stanley L. Teeple, Chief Financial Officer
(On behalf of the registrant and as
principal financial officer)

Date: June 20, 2006