Form 10QSB
period 2006-06-30
TWIN FACES EAST ENTERTAINMENT CORP
filed 2006-09-21
CIK 1074865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 21, 2006, was 11,862,348 shares.

Transitional Small Business Disclosure Format (check one): Yes ☒      No ☐

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Balance Sheet

(unaudited)

June 30,
2006
Assets

Current assets:
Cash and equivalents	$5
Total current assets	5

$5

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accrued salaries and benefits	$1,188,030
Other accrued expenses	2,264,053
Accrued payroll taxes	206,888
Stockholders' advances	458,749
Note payable	40,900
Note payable - related party	445,000
Total current liabilities	4,603,620

Commitments and contingencies	-

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 11,862,348 shares issued and outstanding	11,862
Additional paid-in capital	2,037,706
(Deficit) accumulated during development stage	(6,653,183)
(4,603,615)

$5

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statements of Operations

for the three and six months ended June 30, 2006 and 2005

and for the period December 5, 1997 (inception) to June 30, 2006

(unaudited)

					December 5, 1997
	For the three months ended		For the six months ended		(inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Pre-Operating Revenue
Interest income	$-	$-	$-	$-	$878

Pre-Operating Expenses:
Professional services	23,500	11,010	38,500	30,053	1,750,392
Salaries and benefits	40,340	54,372	101,321	101,600	2,690,842
Travel	9,258	17,570	14,193	28,187	372,542
Automobile	5,637	11,888	10,234	19,804	359,465
Transportation	-	-	-	-	152,469
Miscellaneous	246	797	726	827	91,076
Insurance		556	-	6,670	222,492
Telephone	1,548	291	2,202	1,425	95,226
Office and postage	3,686	444	8,856	2,802	137,954
Entertainment and meals	-	-	-	-	152,413
Pre-production costs	-	-	-	-	107,797
Advertising	-	-	-	-	1,823
Depreciation and amortization	-	-	-	-	1,103
	84,215	96,928	176,032	191,368	6,135,594

Net pre-operating (loss)	(84,215)	(96,928)	(176,032)	(191,368)	(6,134,716)

Other income (expenses):
Gain on forgiveness of debt	-	-	-	-	148,870
Loss on investment	-	-	-	-	(230,000)
Interest	(17,362)	(17,313)	(34,725)	(30,407)	(311,737)
Total other income (expense)	(17,362)	(17,313)	(34,725)	(30,407)	(392,867)

Net (loss) before provision for income taxes	(101,577)	(114,241)	(210,757)	(221,775)	(6,527,583)

Provision for income taxes	-	-	-	-	-

Net (loss) from continuing operations	(101,577)	(114,241)	(210,757)	(221,775)	(6,527,583)

(Loss) from discontinued operations	-	-	-	-	(125,600)

Net (loss)	$(101,577)	$(114,241)	$(210,757)	$(221,775)	$(6,653,183)

Weighted average number of
common shares outstanding - basic and fully diluted	11,862,348	11,702,348	11,862,348	11,066,271

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Condensed Statement of Cash Flows

for the three and six months ended June 30, 2006 and 2005

and for the period December 5, 1997 (inception) to June 30, 2006

(unaudited)

			December 5, 1997
	For the six months ended		(inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(210,757)	$(221,775)	$(6,653,183)
Loss on investment	-	-	230,000
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Depreciation and amortization expense	-	-	1,103
Shares issued for consulting services	-	18,500	515,992
Shares issued for commission expense - related party	-	-	20,000
Shares issued for employment enticement	-	-	5,000
Shares issued for debt enticement	-	-	20,000
Shares issued for preproduction costs - related party	-	-	10,000
Shares issued for salaries - related party	-	375,000	949,450
Shares issued for accrued expenses	-	75,000	75,000
Forgiveness of accrued salaries and benefits	-	-	155,000
Changes in operating assets and liabilities:
Increase (decrease) in accrued salaries and benefits	8,065	(319,600)	1,188,030
Increase in other accrued expenses	152,095	72,978	2,264,053
Increase in accrued payroll tax	15,852		206,888
Net cash (used) by operating activities	(34,745)	103	(1,012,667)

Cash flows from investing activities
Purchase of equipment	-	-	(1,103)
Investment in Magellan International, Inc.	-	-	(180,000)
Net cash (used) by investing activities	-	-	(181,103)

Cash flows from financing activities
Forgiveness of interest	34,725	-	129,738
Stockholders' advances	-	-	458,749
Proceeds from long-term debt	-	-	485,900
Issuance of common stock	-	-	119,388
Net cash provided by financing activities	34,725	-	1,193,775

Net increase (decrease) in cash	(20)	103	5
Cash and equivalents - beginning	25	7	-
Cash and equivalents - ending	$5	$110	$5

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for consulting services	$-	$-	$513,832
Number of shares issued for consulting services	-	-	2,789,889
Shares issued for salaries - related party	$-	$-	$674,450
Number of shares issued for salaries - related party	-	-	3,350,000
Shares issued to invest in Pangaea Education Systems, Inc.	$-	$-	$1,500
Number of shares issued to invest in Pangaea Education Systems, Inc.	-	-	1,500,000
Shares issued for employment enticement	$-	$-	$5,000
Number of shares issued for employment enticement	-	-	50,000
Shares issued for debt inticement	$-	$-	$20,000
Number of shares issued for debt enticement	-	-	333,333
Shares issued for contractual payment to acquire Magellan	$-	$-	$50,000
Number of shares issued for contractual payment to acquire Magellan	-	-	500,000
Shares issued for commission expense	$-	$-	$20,000
Number of shares issued for commision expense	-	-	200,000
Shares issued for accrued expenses	$-	$-	$75,000
Number of shares issued for accrued expenses	-	-	300,000
Shares issued for preproduction costs	$-	$-	$10,000
Number of shares issued for preproduction costs	-	-	100,000

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

The Company has been in the development stage since its inception. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from December 5, 1997 (inception) through the period ended June 30, 2006 of ($6,653,183). Capital advances from stockholders are the Company’s only current source of funds. As such, the Company’s continued existence is dependent upon obtaining sufficient investor interest and financing in order to commence development of its entertainment industry business, and achieving future profitable operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Accrued salaries and benefits

During the three months ended June 30, 2006, the Company did not accrue nor pay any salary to its officers for the 8th consecutive quarter.

As of June 30, 2006, the Company has accrued salaries and benefits totaling $1,188,030 due to officers and employees of the Company.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 4 – Accrued expenses

During the three months ended June 30, 2006, the Company has accrued expenses totaling $2,264,053

Note 5 – Stockholder advances

The advances from the three individuals, who are officers, directors and shareholders, are non-interest bearing and are expected to be repaid with anticipated new funds from further equity offerings. As of June 30, 2006 , the balance owed is $458,749.

Note 6 – Notes payable

On September 24, 2000, the Company’s Board of Directors accepted a loan agreement for $40,900. On the following business day after the weekend opening of the film, the lender will receive a total of $50,000, which includes $40,900 of principal and $9,100 of interest. In addition, the lender will receive the greater of $25,000 or 2% of the opening box office gross of the film. Currently, this project is in the negotiation process and actual production has not commenced. As of June 30, 2006, the amount owed is $40,900, respectively.

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

The four loan agreements are with four entities that are shareholders of the Company. All entities are controlled and owned by one individual who is also a shareholder of the Company. As of June 30, 2006, the aggregate amount owed is $445,000, respectively.

On July 1, 2005, the Company received a notice from the management and owner of the four entities indicating that all interest would be waived from July 1, 2005 until funding was received by the Company. For the six months ended June 30, 2006, the Company recorded donated capital in the amount of $34,725, respectively.

The Company has recorded $17,362 interest expense for the three months ended June 30, 2006.

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Note 8 – Stockholders’ (deficit)

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

As of June 30, 2006, there have been no additional equity transactions since December 31, 2005.

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

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	500,000	$0.65	500,000	$0.65
Granted	--	--	--	--
Exercised	--	--	--	--
Lapsed or cancelled	300,000	$0.25	--	--
Outstanding at end of period	200,000	$1.25	500,000	$0.65
Options exercisable at end of period	200,000		500,000
Options available for future grant	600,000		600,000
Weighted average minimum fair value of options granted during the period	$0		$0

Twin Faces East Entertainment Corporation

(a Development Stage Company)

Notes to Unaudited Financial Statements

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective approach. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. The adoption of SFAS No. 123R had no impact on the financial statements as of June 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company’s Stock Option Plan been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) “Accounting for Stock-Based Compensation”, the Company’s net loss available to common stockholders would not have been effected for the six months ended June 30, 2006 as reported.

The following table presents summarized information about stock options outstanding as of June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 6/30/06	Weighted Average Exercise Price

$1.00	200,000	.40 years	$1.25	200,000	$1.25

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

For the period ended June 30, 2006 the Company estimated federal and state payroll taxes of $206,888 related to stock issuances and accumulated salary and benefits to officers and directors.

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

We agreed to split Adjusted Gross Income equally (50/50) with PI. As of June 30, 2006, we have not received any income from this agreement.

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

Distribution Agreement – Sunday In Manhattan

On October 15, 2004, we entered into a Distribution Agreement with Lights Up Ministries Inc., a Connecticut not for profit Corporation, (“Producer”) with reference to the live musical production presently entitled “Sunday in Manhattan” (the “Product”) and available on DVD. As the Distributor, we have the right to edit the Product in order to meet market specifications and requirements such as censorship and broadcast standards in countries within the Territory (consists of universe including, without limitation, all territories, commonwealths and possessions, and ships and airlines flying the flag or any country included therein). Additionally, we have the exclusive right to distribute, exhibit, exploit, market, televise, advertise, publicize, distribute trailers and promotional materials, enter into commercial tie-ups and merchandising agreements, use, change, and translate into any language, create foreign versions, change titles, authorize exhibition, use of trademarks and names and logos, make copies in any form of media or medium, broadcast and telecast including internet sales, extract promotional segments for viewing, use of voices and music, to use talent and writers names and likenesses, to add credits, and to allow commercial broadcasts to sell advertising and inset other announcements. The term of the agreement commenced on October 15, 2004 and will continue in perpetuity. We will be entitled to collect all monies payable in connection with the Rights under any sub-distribution agreement whenever such monies are payable. All gross revenues will be disbursed as follows: 1) As Distributor, we will deduct and retain from any collections an amount equal to all out-of-pocket distribution expenses incurred in connection with the Product; 2) the Producer will earn as Producer’s fee a percentage of all monies payable in connection with our exercise of the rights granted in the agreement, in the percentage amount equal to 20% of the remaining amount after our deductions for out-of-pocket distribution expenses; and 3) all collections remaining after the deductions set forth above shall be payable to us. As of June 30, 2006, we have not generated any revenues from this property.

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

Significant changes in the number of employees. Although the employment agreements with all employees have expired, the Company continues to utilize the services of Dr. Smolanoff, Stan Teeple, Johnnie King and Janet Teeple as necessary to maintain the business.  Mr. King and Mrs. Teeple are accruing salaries at a reduced compensation rate, and Mssr.

King/Teeple/Smolanoff are being reimbursed for certain expenses and benefits.  None of the employees work full time but devote whatever time is necessary for them to assist in the operations of the Company.  Therefore, we will need to hire full time operational staff and obtain employment and/or consulting agreements with the key employees as our operations commence.

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

Since our inception we have incurred a net loss of $6,653,183. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

We are subject to a working capital deficit, which means that our current assets on June 30, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the period ended June 30, 2006, which means that our current liabilities exceeded our current assets on June 30, 2006 by $4,603,615. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on those dates. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future operations.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. We conducted an evaluation, with the participation of Michael Smolanoff, our Chief Executive Officer, and Stanley Teeple, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Dr. Smolanoff and Mr. Teeple have concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file this quarterly report on Form 10-QSB for the period ended June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

Due to our current lack of working capital, we do not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-QSB for the six months ended June 30, 2006. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to seek investment capital adequate enough to satisfy our working capital requirements, which to date has been unavailable.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 21, 2006